Form 10-K
period 2005-12-31
World Monitor Trust III - Series I
filed 2006-04-03
CIK 1345990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51650

WORLD MONITOR TRUST III – SERIES I

(Exact name of Registrant as specified in its charter)

Delaware	20-1698147
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series I Units of Beneficial Interest, Class I and Class II

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 2005 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 6, 2006

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 23, 2005

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on May 13, 2005

WORLD MONITOR TRUST III – SERIES I

(a Delaware Business Trust)

PART I

Item 1.	Business

General

World Monitor Trust III, (the “Trust”), was formed as a Delaware Statutory Trust on September 28, 2004, with separate series, or each, a Series, of units of beneficial interest, or the Units. Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances).

The Trust’s Units are initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J. The Trust may issue additional Series of Units in the future. The Units of each Series are separated into two classes, or each, a Class, of Units. Each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

•	invests in a trading vehicle which, in turn, has entered into a managed account agreement with its own independent commodity trading advisor that manages such Series’ assets and makes the trading decisions in respect of the assets of such Series;

•	segregates its assets from the assets of any other Series and maintains separate, distinct records from each other Series, and accounts for its assets separately from each other Series;

•	calculates its net assets and the Net Asset Value of its Units separately from each other Series;

•	has an investment objective of increasing the value of its Units over the long term (capital appreciation), while controlling risk and volatility; and

•	offers Units in two Classes—Class I and Class II.

Class I Units and Class II Units:

•	The Trust pays a Service Fee in respect of the Class I Units, monthly in arrears, equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee is paid directly by the Trust to the Selling Agent. The Selling Agent is responsible for paying all service fees owing to the Correspondent Selling Agents. The Correspondent Selling Agents are entitled to receive from the Selling Agent an initial service fee equal to 2.00% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the thirteenth month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. In addition to the above Service Fee, the Trust pays to the Selling Agent a Sales Commission, monthly in arrears, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month.

•	Class II Units may only be offered to investors who are represented by approved Correspondent Selling Agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”). Investors who purchase Class II Units of any Series are not charged any Service Fee. However, the Trust pays to the Selling Agent a Sales Commission, monthly in arrears, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class II Units as of the beginning of the month.

Series G, H, I and J commenced trading operations on December 1, 2005.

Units are offered as of the beginning of each month, and Units will continue to be offered in each Series until the maximum amount of each Series’ Units which are registered are sold. The Managing Owner may suspend or terminate the offering of Units of any Series at any time or extend the offering by registering additional Units.

Effective December 1, 2005, Series I contributed its net assets to WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle are Series I and World Monitor Trust III – Series J (“Series J”). Preferred Investment Solutions Corporation (“Preferred”) is the Managing Owner of Series J and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of these financial statements and should be used in conjunction with Series I’s financial statements.

Managing Owner and its Affiliates

The Managing Owner and or its affiliates have agreed to purchase and maintain an interest in each Series in an amount not less than 1% of the Net Asset Value of such Series or $25,000, whichever is greater. In addition to the managing owner interest previously described, the Managing Owner and its Affiliates have also subscribed for an aggregate of 4,120 Series G Limited Units, 3,580 Series H Limited Units and 4,790 Series I Limited Units.

The Offering

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 Series I, Class I; $6,250,000 Series I, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500. General Units are also being sold exclusively to the Managing Owner. Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series I completed its initial offering on December 1, 2005 with gross proceeds of $525,000 which was fully allocated to the Trading Vehicle. Until the subscription maximum for each Series is reached, each Series’ Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

The Trading Advisor

The Trading Vehicle has its own independent commodity trading advisor that makes the Trading Vehicles’ trading decisions. The Trading Vehicle entered into an advisory agreement with Eagle Trading Systems Inc. (the “Trading Advisor” or “Eagle”) to make the trading decisions for the Trading Vehicle. Eagle trades 100% of the assets of Series I pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Trading Vehicle has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor. Series I pays a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of Series I’s Net Asset Value, to the Trading Advisor. Series I also pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the advisory agreement) generated by such Series. Incentive fees will accrue monthly and be paid quarterly in arrears.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

The Registrant is an open-end fund which solicits the sale of additional Limited Interests on a monthly basis until the Subscription Maximum is reached. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 7 to the Registrant’s financial statements included in its annual report for the year ended December 31, 2005 (“Registrant’s 2005 Annual Report”), which is filed as an exhibit hereto.

Available information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 459 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

Each Advisor selected by the Managing Owner to manage the assets of each Series has a performance history through the date of its selection by The Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series that is comparable to that Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

Because you and other investors will acquire, exchange and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of your investment experience in it.

Likewise, you and other investors will invest in different Series managed by different Advisors. The assets of each Series are, segregated from the other Series’ assets; and valued and accounted for separately from every other Series. Consequently, the past performance of one Series has no bearing on the past performance of another Series.

The Trust has a limited operating history upon which to evaluate your investment in any Series. Because the Trust has no material performance history, you will have to make your decision to invest in a Series without such information.

Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in any Series of the Trust.

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which each Series of the Trust trades are speculative, highly leveraged and involve a high degree of risk. Each Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that any Series of the Trust will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does each Series of the Trust, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that any Series of the Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of any Series of the Trust by allocating notional equity to its Advisor or Advisors (in a maximum amount of up to 20% of the Series Net Asset Value), which would then permit such Advisor to trade the account of such Series as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to an Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Each Series of the Trust is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to performance fees which are payable based on the profitability of such Series, except that with respect to Series J such performance fees are payable to each Advisor based on such Advisor’s profitability and not on the profitability of Series J as a whole. Such fees and expenses include asset-based fees of up to 6.50% per annum for Class I Unitholders and up to 4.50% per annum for Class II Unitholders as well as incentive fees equal to 20% of net profits on a cumulative high water mark basis. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward trading of each Series, “bid-ask” spreads are incorporated into the pricing of such Series forward contracts by its counterparties in addition to the brokerage fees paid by such Series. It is not possible to quantify the “bid-ask” spreads paid by each Series because such Series cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of each Series could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading systems used by certain Advisors are technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Units of any Series being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events. Graham and Eagle employ technical programs and Bridgewater trades pursuant to systems that incorporate fundamental data.

Discretionary Trading Strategies May Incur Substantial Losses

Discretionary traders, while they may utilize market charts, computer programs and compilations of quantifiable fundamental information to assist them in making trading decisions, make such decisions on the basis of their own judgment and “trading instinct,” not on the basis of trading signals generated by any program or model. Such traders may be more prone to subjective judgments, which may have greater potentially adverse effects on their performance than systematic traders, which emphasize eliminating the effects of “emotionalism” on their trading. Reliance on trading judgment may, over time, produce less consistent trading results than implementing a systematic approach. Discretionary traders, like trend-following traders, are unlikely to be profitable unless major price movements occur. Discretionary traders are highly unpredictable, and can incur substantial losses even in apparently favorable markets.

Systematic Trading Strategies May Incur Substantial Losses

A systematic trader will generally rely to some degree on judgmental decisions concerning, for example, what markets to follow and commodities to trade, when to liquidate a position in a contract which is about to expire and how large a position to take in a particular commodity. Although these judgmental decisions may have a substantial effect on a systematic trader’s performance, such trader’s primary reliance is on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the systems being used are followed without significant additional analysis or interpretation. Therefore, systematic trading may incur substantial losses by failing to capitalize on market trends that their systems would otherwise have exploited by applying their generally mechanical trading systems by judgmental decisions of employees. Furthermore, any trading system or trader may suffer substantial losses by misjudging the market. Systematic traders tend to rely on computerized programs, and some consider the prospect of disciplined trading, which largely removes the emotion of the individual trader from the trading process, advantageous. Due to their reliance upon computers, systematic traders are generally able to incorporate a significant amount of data into a particular trading decision. However, when fundamental factors dominate the market, trading systems may suffer rapid and severe losses due to their inability to respond to such factors until such factors have had a sufficient effect on the market to create a trend of enough magnitude to generate a reversal of trading signals, by which time a precipitous price change may already be in progress, preventing liquidation at anything but substantial losses. The programs utilized by Graham, Bridgewater and Eagle are systematic trading strategies.

Decisions Based Upon Fundamental Analysis May Not Result in Profitable Trading

Traders that utilize fundamental trading strategies attempt to examine factors external to the trading market that affect the supply and demand for a particular futures and forward contracts in order to predict future prices. Such analysis may not result in profitable trading because the analyst may not have knowledge of all factors affecting supply and demand, prices may often be affected by unrelated factors, and purely fundamental analysis may not enable the trader to determine quickly that previous trading decisions were incorrect. In addition, because of the breadth of fundamental data that exists, a fundamental trader may not be able to follow developments in all such data, but instead may specialize in analyzing a narrow set of data, requiring trading in fewer markets. Consequently, a fundamental trader may have less flexibility in adverse markets to trade other futures and forward markets than traders that do not limit the number of markets traded as a result of a specialized focus. Bridgewater utilizes fundamental trading strategies on behalf of its program.

Increase in Assets Under Management May Affect Trading Decisions

Many of the Advisors’ current futures equity under management are at or near its all-time high. As of October 31, 2005, Graham, Bridgewater and Eagle each managed $5.2 billion, $75.9 billion and $1.1 billion respectively. Both Bridgewater and Graham are near their all time high with respect to assets under management. The more equity an Advisor manages, the more difficult it may be for that Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Advisors to modify trading decisions for the relevant Series of the Trust, which could have a detrimental effect on your investment in such Series.

You cannot be assured of the Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Advisor will be willing or able to continue to provide advisory services to any Series of the Trust for any length of time. There is severe competition for the services of qualified trading advisors, and a Series of the Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Advisor may require the Trust to pay higher fees in order to be able to retain such Advisor. The Managing Owner may either terminate an Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. Each Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

Limited Ability to Liquidate Your Investment

There is no secondary market for the Units. While the Units have redemption and exchange rights, there are restrictions, and possible fees assessed. For example, Units may be redeemed only as of the close of business on the last Business Day of a calendar month provided a Request for Redemption is received at least five (5) Business Days prior to the end of such month excluding, the last Business Day of the month. In addition, Units of Class I may be subject to redemption charges if redeemed prior to the first anniversary of their issuance in an amount equal to the product of (i) the net asset value per Unit on the redemption date of the Units being redeemed, multiplied by (ii) the number of months remaining before the first anniversary of the date such Units were purchased, multiplied by (iii) 1/12th of 2.00%.

Transfers of Units are subject to limitations, such as thirty (30) days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust or any Series.

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for one or more Series of the Trust. The large size of the positions which an Advisor is expected to acquire for a Series of the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Generally, none of the Advisors selected to manage the assets of the various Series historically has allocated more than 10% of the assets under such Advisor’s management pursuant to the programs selected for the various Series to over-the-counter instruments. The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and the Series will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

Because No Series of the Trust Acquires Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in a Series of the Trust does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers; while any one or more Series of the Trust trades unprofitably.

Failure of Futures Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, no Series of the Trust can be expected to be automatically profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If a Series of the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units of such Series and such Series may have no gains to offset your losses from other investments.

Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks Through Offsetting Positions

The Advisors trade entirely independently of each other. Two Advisors may, from time to time, take opposite positions, eliminating any possibility of an investor who holds Units in each of the relevant single-Advisor Series or who holds Units in Series J profiting from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Advisors’ programs may at times be similar to one another thereby negating the benefits of investing in more than one Advisor by purchasing Units of more than one of Series G, Series H and Series I or by purchasing Units of Series J which may, in fact, increase risk. Two or more Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Advisor and more than one program. Series J’s multi-advisor structure will not necessarily control the risk of speculative futures trading. Multi-Advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Each of the Advisors is expected to engage in some or all of its trading on behalf of the applicable Series on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, each Series of the Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by any Series of the Trust to which such Investors would not have been subject had the Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Advisors, various brokers and selling agents. The Managing Owner, the Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its Unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Series of the Trust.

The Trust may be subject to certain conflicts with respect to its Clearing Broker, its Futures Broker, and any executing broker including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Clearing Broker, the Futures Broker and executing brokers.

The Selling Agent and the Correspondent Selling Agents will be entitled to ongoing compensation as a result of their clients remaining in any Series of the Trust, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

The Managing Owner and the Selling Agent are both owned by Kenmar Holdings Inc., which could give rise to conflicts of interest because their compensation in each role is based on the Net Asset Value of Units outstanding. Like the employees of the Correspondent Selling Agents, the employees of the Selling Agent may have a conflict of interest between acting in the best interest of their clients and assuring continued compensation to their employer.

Unitholders Taxed Currently

Unitholders of a Series are subject to tax each year on their allocable share of the income or gains (if any) of such Series, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Unitholders in respect of any Series. Consequently, Unitholders of a Series will be required either to redeem Units or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by such Series.

In comparing the profit objectives of each Series of the Trust with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of each Series of the Trust, on the other hand, a significant portion of any appreciation in the Net Asset Value per Unit must be paid in taxes by the Unitholders of such Series every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Unitholders of a Series will be taxed currently on their allocable share of the income or gains of such Series, if any, the Trust may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks with comparable performance.

Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Unitholders of a Series may be required to treat the amount of Incentive Fees and other expenses of such Series as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (“the IRS”) may object. If a substantial portion of the fees and other expenses of a Series were characterized as “investment advisory fees,” an investment in such Series might no longer be economically viable.

Taxation of Interest Income Irrespective of Trading Losses

With respect to each Series, the Net Asset Value per Unit reflects the trading profits and losses as well as the interest income earned and expenses incurred by such Series. However, losses on such Series’ trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers. Consequently, if a non-corporate Unitholder had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Unitholder would have incurred a net loss in the Net Asset Value of such Unitholder’s Units equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Unitholders could result in such Unitholders having a tax liability in respect of their investment in a Series of the Trust despite incurring a financial loss on their Units of such Series.

Possibility of a Tax Audit of Both the Series and the Unitholders

There can be no assurance that the tax returns of each Series of the Trust will not be audited by the IRS. If such an audit results in an adjustment, Unitholders of such Series could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Clearing Broker fails to do so, the assets of any Series of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the Clearing Broker’s bankruptcy, any Series of the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Clearing Broker’s combined customer accounts, even though certain property specifically traceable to such Series of the Trust (for example, Treasury bills deposited by such Series of the Trust with the Clearing Broker as margin) was held by the Clearing Broker. The Clearing Broker has been the subject of certain regulatory and private causes of action.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. As a result, Unitholders do not have such basic protections with respect to the trading in forward contracts by any Series of the Trust. This lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. Each Series also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Series could suffer significant losses on these contracts.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Trust

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools such as each Series of the Trust, publicly distributed in the United States. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in any Series of the Trust.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

The trading decisions in respect of each Series are made by an Advisor or Advisors. While the Managing Owner receives daily trade confirmations from the Clearing Broker and foreign exchange dealers, such information is not provided to Unitholders and each Series’ trading results are reported to the Unitholders monthly. Accordingly, an investment in a Series does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust and each Series. No counsel has been appointed to represent you in connection with the offering of the Units of any Series. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in any Series of the Trust.

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Each Series of the Trust trades foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, the commodity pools also assume the risk of loss from counterparty nonperformance. In the future, any Series of the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments, which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. Because there is no exchange or clearing house for these contracts, the Trust will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, no Series of the Trust will receive the protections, which are provided by the CFTC’s regulatory scheme.

Possibility of Termination of the Trust or any Series Before Expiration of its Stated Term

As managing owner, the Managing Owner may withdraw from the Trust upon 120 days’ notice, which would cause the Trust and each Series to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by any Series, could also cause such Series to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Clearing Broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Registrant does not own or lease any property.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Unitholders

None

PART II

Item 5.	Market for the Registrant’s Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to the Registrant’s 2005 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Limited Units has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Unitholder to transfer Units. However, Limited Units may be redeemed on a monthly basis, but Class I Units are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Units owned in one Series of the Trust (Series G, H, I and J) may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Limited Units in those Series are being offered to the public. Exchanges and Redemptions are calculated based on the applicable Series’ then current net asset value per Interest as of the close of business on the last business day of the month in which the exchange or redemption request is effected. The exchange of units is treated as a redemption of units in one Series (with related tax consequences) and the simultaneous purchase of units in the other Series.

The following table presents sales of unregistered interest (i.e. Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2005.

	Amount of
Date of Sale	Units Sold	Cash Received
October 5, 2004	10	$1,000
December 1, 2005	240	$24,000

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of March 10, 2006, there were 7 holders of record owning 5,250 Interests which include 250 units of general interests.

Item 6.	Selected Financial Data

The following table presents selected financial data of the Registrant for the period December 1, 2005 (commencement of operations) to December 31, 2005. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 3 through 12 of the Registrant’s 2005 Annual Report which is filed as an exhibit hereto.

Period Ended December 31, 2005
Total revenues (including interest)	$(12,950)
Net income (loss)	$(18,536)
Net income (loss) per weighted average Interest	$(3.53)
Total assets	$509,229
Net asset value per Interest	$96.43

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Series I’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series I’s financial statements and related disclosures and has determined that the valuation of its investments in the Trading Vehicle involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Series I’s broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Unitholders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

Series I commenced operations on December 1, 2005 with gross proceeds of $525,000 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the period ended December 31, 2005 resulted in additional gross proceeds to Series I of $0.

Limited Interests in Series I may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited interests for the period ended December 31, 2005 were $0 and redemptions of general interests were $0 for the period ended December 31, 2005. Additionally, Interests owned in any series of World Monitor Trust III (Series G, H, I or J) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust III on a monthly basis for as long as Limited Interests in those series are being offered to the public.

The exchange of units is treated as a redemption of units in one Series (with the related tax consequences) and the simultaneous purchase of units in the other Series.

At December 31, 2005, 100% of Series I’s net assets were allocated to commodities trading. The broker credits Series I with interest income on 100% of its average daily equity maintained in its accounts with the broker during each month at the 13-week Treasury bill discount rate, less 25 basis points.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series I from promptly liquidating its commodity futures positions.

Since Series I’s business is to trade futures, primarily through its investment in the Trading Vehicle, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series I’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series I’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series I’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series I and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to the financial statements for a further discussion on the credit and market risks associated with Series I’s futures contracts.

Series I does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2005, Series I had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series I. While Series I’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series I’s financial position.

Series I’s contractual obligations are with the Trading Advisor and its commodity broker. Payments made under Series I’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of Series I’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisor are calculated as a fixed percentage of Series I’s NAV’s. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated.

Results of Operations

2005 was an eventful year in the global economic markets. The rise in global energy prices to historic highs was a primary factor that dominated the global economy, along with many other economic, geopolitical and social issues.

The U.S. equity markets lagged most foreign equity markets in 2005. The Dow Jones Industrial Index had its first annual loss since 2002, while the technology oriented Nasdaq Index had a modest 1% gain and the S&P 500 Index gained 3% for the year. Overall corporate earnings exceeded expectations for most of the year, including the third and fourth quarters. The impact of several hurricanes, high energy prices and rising interest rates were among the negative factors for the year.

European equity markets out-performed the U.S. equity markets by a significant margin for much of the year, with the fourth quarter being particularly strong. Among the three major indices, the German DAX gained 27%, the French CAC 40 gained 23% and the British FTSE 100 was up 17%. Asian equities were stronger than European equities, as South Korea’s Kospi increased 54% and Japan’s Nikkei rose 40%. The Nikkei finished the year with seven consecutive monthly gains. Australia’s All Ordinaries increased 17%.

One of the notable themes in U.S. interest rates was a flattening yield curve and a gradual trend toward inversion. The inversion finally occurred in December as the 10-year finished with a 4.39% yield versus 4.40% for the 2-year. The inversion was the first in six years. This pattern occurred in the face of 13 consecutive 25 point Federal Open Market Committee rate hikes to 4.25%. In Europe, the European Central Bank raised rates 25 points to 2.25% but this was not considered an indication of a cycle of rate hikes as European economic growth, while improved, remained fairly modest.

The U.S. dollar ended stronger in 2005, not withstanding a volatile trading pattern during the year. For the year, the U.S. dollar rose approximately 15% against the Japanese yen and the Euro. The interest rate differential was the primary factor behind the U.S. dollar’s solid performance. The British pound finished 2005 lower due to weakness in the U.K. economy. As a result of rate increases by the Bank of Canada, the Canadian dollar gradually gained versus the U.S. dollar, ending the year up 4.1%. The Australian dollar declined in 2005 despite rate hikes and strong equity markets. The Russian ruble decreased approximately 3.4% for the year. The full impact of the revaluation of the Chinese renminbi at midyear has yet to be realized.

Crude oil and related products were among the largest gainers in the commodities markets for 2005. Energy prices peaked in the summer, around the time of Hurricanes Katrina and Rita, and declined in October and November. Weather was a contributing influence to the decrease as above normal temperatures continued through the end of the year. Global demand, however, was ever increasing, with China and India in the forefront.

In the metals, gold prices steadily advanced in 2005, particularly in the final quarter of the year. Strong physical and investment demand, particularly from the Far East, was a yearlong feature. European central banks were reserved sellers and a number of other central banks, such as Russia and OPEC nations, increased the amount of gold in their reserve asset portfolios. Additionally, gold assumed the role as an alternative currency in 2005 as traders shied away from the U.S. dollar, Japanese yen and Euro. Silver prices tracked gold for much of the year due to strong physical demand from India in particular. In the base metals, copper prices rose significantly as strong Chinese demand remained a driving force throughout the year.

The net asset value per Interest as of December 31, 2005, was $96.43, a decrease of 3.57% from the December 1, 2005 net asset value per Interest of $100.00. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned (0.57)% for the one-month ended December 31, 2005. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessarily indicative of future results.

Series I’s trading losses before commissions and related fees for the period December 1, 2005 (commencement of operations) to December 31, 2005 were $14,731. A detailed discussion of the trading results for the period December 1, 2005 (commencement of trading) to December 31, 2005 is presented below.

Profits were the result of gains in the metals sector. Net losses for Series I were experienced in the energy, currencies, grains, indices and interest rate sectors.

Currencies: (-) The sector was down for the period as a result of long and short positions in the British pound.

Energy: (-) Long positions in natural gas and short positions in heating oil resulted in losses for the period.

Grains: (-) Long and short positions in corn and soybeans, and long positions in wheat contributed to the loss for the sector.

Indices: (-) The sector was down for the period as a result of long positions in the Hang Seng and the DAX.

Interest Rates: (-) A majority of the loss was attributable to long and short positions in the U.S. Treasury Note and the Australian 10-year Bond.

Metals: (+) Long positions in gold resulted in profits for the period.

Interest Income is earned on the average daily equity maintained in its accounts with its broker at the 13-week Treasury bill discount rate less 25 basis points and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $1,781 for the period December 1, 2005 (commencement of operations) to December 31, 2005 and includes interest earned on subscription monies held in escrow prior to December 1, 2005.

Commissions and other transaction fees, which consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions were $580 during the period December 1, 2005 (commencement of operations) to December 31, 2005.

All trading decisions for Series I are made by Eagle Trading Systems Inc. (the “Trading Advisor”). Advisor fees are calculated on Series I’s net asset value at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Adviser fees were $850 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Series I pays the Managing Owner a management fee calculated on Series I’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner were $219 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Series I pays a service fee with respect to Class I units, monthly in arrears, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Series I to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per unit as of the beginning of the month of the Class I units sold by them. All unitholders will also pay Kenmar Securities, Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month. Services fees and sales commissions were $875 and $437, respectively, for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Advisory Agreement between the Trading Vehicle and the Trading Advisor. Incentive fees incurred during the period December 1, 2005 (commencement of operations) to December 31, 2005 were $0.

Operating expenses for the period December 1, 2005 (commencement of operations) to December 31, 2005 were $2,625. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. However during 2005, the Managing Owner has agreed to pay $19,341 of operating expenses on behalf of Series I.

Offering costs for the period December 1, 2005 (commencement of operations) to December 31, 2005 were $219. Offering costs are advanced by the managing owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of Series I’s 2005 Annual Report.

Inflation

Inflation has had no material impact on operations or on the financial condition of Series I from inception through December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 3 through 6 of the Registrant’s 2005 Annual Report which is filed as an exhibit hereto.

Selected audited quarterly financial data for the period December 1, 2005 (commencement of operations) to December 31, 2005 are summarized below:

For the period from December 1, 2005 to December 31, 2005
Total revenues (including interest)	$(12,950)
Total revenues (including interest) less commissions	$(13,530)
Net income (loss)	$(18,536)
Net income (loss) per weighted average Interest	$(3.53)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 1, 2005, the Board of Directors of Preferred dismissed Arthur F. Bell, Jr. & Associates, L.L.C (“AFB”) as the independent registered public accounting firm for the Registrant. The report of AFB on the Registrant’s statement of financial condition as of December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles. AFB was engaged by World Monitor Trust III on October 5, 2004.

During the period September 28, 2004 (inception) through December 1, 2005, the Registrant and the Managing Owner have had no disagreements with AFB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of AFB, would have caused it to make a reference to the subject matter thereof in its report on the statement of financial condition of the Registrant for such period.

On December 1, 2005, the Board of Directors of the Managing Owner, on behalf of the Registrant, approved the engagement of Deloitte & Touche LLP (“D&T”) as the independent registered public accounting firm for the Registrant. During the period September 28, 2004 (inception) to December 1, 2005, neither the Registrant, the Managing Owner, nor anyone on their behalf, consulted D&T on behalf of the Registrant, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Registrant’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer, chief financial officer and director of fund administration concluded that the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report related that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors and Executive Officer of the Registrant

There are no officers of the Registrant. The Registrant is managed by the Managing Owner.

The key officers of the Managing Owner and their positions with respect to the Registrant are as follows:

Mr. Kenneth A. Shewer (born 1953), has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division Mr. Goodman also created and developed Pasternak, Baum’s Laric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971 in Finance and Investments, where he was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971. Mr. Goodman is a member of the American Arbitration Association; while at Pasternak, Baum, he was a member of the National Institute of Oilseeds Products and the American Fats and Oils Association (including its Export Rules Committee).

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization which is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable and is a member of the Board of Xethanol Corp.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program which, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953), has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967), has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. Lawrence S. Block (born 1967) has been a Senior Vice President and General Counsel of the Managing Owner since joining the Managing Owner in March 2005. Prior to joining the Managing Owner, Mr. Block was a Managing Director and General Counsel of Lipper & Company, L.P., a New York-based investment management firm, from January 1998 until March 2005. Prior to joining Lipper & Company, Mr. Block was a senior associate at the law firm Cadwalader, Wickersham & Taft in New York from May 1996 through December 1997. Mr. Block also worked as an associate at the law firm Proskauer Rose Goetz & Mendelsohn from September 1992 through May 1996. Mr. Block received a B.S. in Business Administration with a concentration in Accounting from the University of North Carolina at Chapel Hill in 1989 and a J.D. from the University of Pennsylvania School of Law in 1992. Mr. Block’s registration as a principal of the Managing Owner has been effective since March 17, 2005. His registration as an Associated Person of the Managing Owner is pending with the National Futures Association.

Ms. Joanne D. Rosenthal (born 1965), has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for the Managing Owner. Prior to joining the Managing Owner in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Ms. Melissa Cohn (born 1960), Vice President and Senior Research Analyst, joined the Managing Owner in 1988. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn has been involved in the futures industry for over 20 years. Prior to joining the Managing Owner, she spent six years in positions of increasing responsibility in the Commodities Division at Shearson Lehman Hutton Inc. Her experience includes that of Sales Assistant, Assistant Commodity Trader and Trader executing orders from numerous CTAs that traded through Shearson. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. James Dodd (born 1951), has been a principal, associated person and NFA associate member of the Managing Owner since February 26, 2002, February 26, 2002 and January 25, 2002, respectively. He is responsible for structuring and marketing investment products to financial institutions and to retail investors via the brokerage and financial consultant channels. Earlier in his career, Mr. Dodd was a senior marketing officer of the Capital Markets Group of Continental Bank in Chicago; President of Signet Investment Banking in Richmond, Virginia; and Managing Director of Financial Institutions Marketing at Chesapeake Capital, a large Richmond-based CTA. Mr. Dodd received an AB degree from Cornell University in 1974 and a M.B.A. degree from the University of Chicago in 1983.

Ms. Florence Y. Sofer (born 1966), has been a principal of the Managing Owner since February 28, 2002. She has been Vice President, Investor Relations/ Communications of the Managing Owner since joining the Managing Owner in November 2001. From 1997 to 2001, Ms. Sofer was the Vice President, Marketing, and a Principal of JWH, where she was responsible for strategic marketing and client communications for the firm and its subsidiaries. From 1994 to 1997, Ms. Sofer was the Marketing Manager at Global Asset Management (“GAM”) where she was involved in the successful development and launch the firm’s mutual fund product line. Ms. Sofer received a B.A. degree from American University in 1988 and a M.B.A. in Marketing from George Washington University in 1992.

Mr. David K. Spohr (born 1963), Vice President and Director of Fund Administration joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund’s infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of such Limited Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. The Managing Owner and its affiliate KMN Capital LLC are each Ten Percent Owners of the Registrant’s Limited Interests. All filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred Investment Solutions Corp. acts as Managing Owner of the Registrant. The Board of Directors of Preferred Investment Solutions Corp. has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. Maureen Howley, as the Chief Financial Officer of Preferred Investment Solutions Corp. and as a member of the Internal Controls and Disclosure Committee, serves as the “audit committee financial expert” for Preferred Investment Solutions Corp. Ms. Howley is not a member of the Board of Directors and she is not independent of management.

Code of Ethics

Preferred Investment Solutions Corp. has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund administration, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Preferred Investment Solutions Corp., 900 King Street, Suite 100, Rye Brook, New York 10573 or by calling (914) 307-7000.

Item 11.	Executive Compensation

The Registrant does not pay or accrue any fees, salaries or any other form of compensation to officers of the Managing Owner for their services. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

As of March 10, 2006, Preferred and its affiliates maintain a 1% General Interest in the Registrant. As of March 10, 2006, all of Preferred Investment Solutions Corp. stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred Investment Solutions Corp.’s sole directors.

As of March 10, 2006, the following officers of the Managing Owner are deemed to own beneficially the following number of Units issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

General Interests	Marc S. Goodman President & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	150 General Interests (*)	60%

General Interests	Kenneth A. Shewer Chairman & Co-Chief Executive 900 King Street, Suite 100 Rye Brook, New York 10573	150 General Interests (*)	60%

General Interests	Esther E. Goodman Senior Executive Vice President & Chief Operating Officer 900 King Street, Suite 100 Rye Brook, New York 10573	150 General Interests (**)	60%

General Interests	Braxton Glasgow, III Executive Vice President 900 King Street, Suite 100 Rye Brook, New York 10573	100 General Interests (*)	40%

(*)	These Units are held indirectly through Preferred (150 units) and KMN Capital (100 units). The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.

(**)	These Units are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of March 10, 2006, the following partners owned beneficially more than five percent (5%) of the outstanding limited Units issued by the Registrant:

Investor	Percent
Preferred Investment Solutions Corp.	54.7429%
KMN Capital LLC	36.4952%

Item 13.	Certain Relationships and Related Transactions

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes 1, 2, 3, 4 and 6 to the financial statements in the Registrant’s 2005 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Item 14.	Principal Accounting Fees and Services

The following table sets forth information with respect to services provided to us by our independent Registered public accountants, for the year ended December 31, 2005.

2005
Audit Fees billed for the year	$11,500
Audit-Related Fees	0
Tax Fees	7,000
All Other Fees	0

Total	$18,500

(a)	Audit Fees.

Consists of aggregate fees billed to us by our independent Registered public accountants for the last fiscal year for professional services rendered for the audit of our annual financial statements, review of our interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters.

(b)	Audit-Related Fees.

Consists of aggregate fees billed to us by Deloitte & Touche LLP for the last fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(c)	Tax Fees.

Consists of aggregate fees billed to us by Arthur F. Bell, Jr. & Associates, L.L.C. for the last fiscal year for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax audit issues.

(d)	All Other Fees.

Consists of other fees billed to us by our independent Registered public accountants for the last fiscal year for products and services other than the services reported above.

PART IV

			Page in Annual Report
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2005 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	1

		Report of Independent Registered Public Accounting Firm – Arthur F. Bell, Jr. & Associates, L.L.C.	2

		Financial Statements:

		Statements of Financial Condition – December 31, 2005 and 2004	3

		Statement of Operations – For the period December 1, 2005 (commencement of operations) to December 31, 2005	4

		Statement of Changes in Unitholders’ Capital – For the period December 1, 2005 (commencement of operations) to December 31, 2005	5

		Notes to Financial Statements	6 – 12

		Financial Statements of WMT III Series I/J Trading Vehicle LLC as of December 31, 2005 and for the period December 1, 2005 (commencement of operations) to December 31, 2005 – incorporated by reference to the Registrant’s 2005 Annual Report which is filed as an exhibit hereto	1-11

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

	3.1	Second Amended and Restated Declaration of Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust’s Post-Effective Amendment No. 2 on Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on January 27, 2006)

	4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	4.4	Form of Privacy Notice (annexed to the Prospectus as Exhibit D and incorporated by reference to Exhibit 4.4 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

	10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

	10.2	Form of Advisory Agreement among WMT III Series I/J Trading Vehicle LLC, the Managing Owner and Eagle Trading Systems Inc. (incorporation by reference to Exhibit 10.4 to the Trust’s Pre-Effective Amendment No. 2 on Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Customer Agreement between the World Monitor Trust III and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-83017, filed with the Commission on March 14, 2005)

13.1	Registrant’s 2004 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant’s 2004 Annual Report is to be deemed filed as part of this report) (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b)	Reports on Form 8-K - Change of Independent Registered Public Accounting Firm, dated December 1, 2005 (incorporated by reference)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

WORLD MONITOR TRUST III – SERIES I

By:	Preferred Investment Solutions Corp. Managing Owner

	By: /s/ Maureen D. Howley	Date:	March 31, 2006
Maureen D. Howley Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2006.

WORLD MONITOR TRUST III – SERIES I

By:	Preferred Investment Solutions Corp. Managing Owner

	By: /s/ Kenneth A. Shewer	Date:	March 31, 2006
Kenneth A. Shewer Co-Chief Executive Officer (Principal Executive Officer)

	By: /s/ Maureen D. Howley	Date:	March 31, 2006
Maureen D. Howley Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer for the Trust)

	By: /s/ David K. Spohr	Date:	March 31, 2006
David K. Spohr Vice President and Director of Fund Administration

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2005 was $10.93.

Series I’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to limited owners without charge upon written request to:

World Monitor Trust III – Series I

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573