Form 10-Q
period 2006-03-31
World Monitor Trust III - Series I
filed 2006-05-15
CIK 1345990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

WORLD MONITOR TRUST III – SERIES I

(a Delaware Business Trust)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WORLD MONITOR TRUST III – SERIES I

FINANCIAL STATEMENTS

March 31, 2006

WORLD MONITOR TRUST III – SERIES I

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash	$10,159	$121
Investment in WMT III Series I/J Trading Vehicle LLC (100.07% and 100.57% of net asset value, respectively)	454,728	509,108

Total assets	$464,887	$509,229

LIABILITIES
Accrued expenses	$461	$1,234
Service fee payable	0	875
Sales commission payable	0	437
Management fee payable	0	219
Offering costs payable	0	219
Subscriptions received in advance	10,000	0

Total liabilities	10,461	2,984

UNITHOLDERS’ CAPITAL
Class I Units:
Unitholders – 5,000 units outstanding at March 31, 2006 and December 31, 2005	432,787	482,138
Managing Owners Interests – 250 units outstanding at March 31, 2006 and December 31, 2005	21,639	24,107

Total unitholders’ capital	454,426	506,245

Total liabilities and unitholders’ capital	$464,887	$509,229

NET ASSET VALUE PER UNIT
Class I	$86.56	$96.43

See accompanying notes.

WORLD MONITOR TRUST III – SERIES I

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006

(Unaudited)

March 31, 2006
NET LOSS ALLOCATED FROM WMT III SERIES I/J TRADING VEHICLE LLC:
REVENUES
Realized	$(83,782)
Change in unrealized	36,692
Interest income	4,980

Total revenues	(42,110)

EXPENSES
Brokerage commissions	1,062
Advisor management fee	2,294
Operating expenses	673

Total expenses	4,029

NET LOSS ALLOCATED FROM WMT III SERIES I/J TRADING VEHICLE LLC	(46,139)

NET LOSS FROM SERIES OPERATIONS:
REVENUES
Interest income	113

EXPENSES
Management fee	590
Service fee	2,362
Sales commission	1,181
Operating expenses	1,022

Total expenses	5,155

NET LOSS FROM SERIES OPERATIONS	(5,042)

NET LOSS	$(51,181)

NET LOSS PER WEIGHTED AVERAGE UNITHOLDER AND MANAGING OWNER UNIT
Net loss per weighted average Unitholder and Managing Owner Unit	$(9.75)

Weighted average number of Units outstanding	5,250

See accompanying notes.

WORLD MONITOR TRUST III – SERIES I

STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Class I
	Unitholders		Managing Owner Interests		Total
	Units	Amount	Units	Amount	Units	Amount
Three months ended March 31, 2006

Unitholders’ capital at December 31, 2005	5,000	$482,138	250	$24,107	5,250	$506,245

Net (loss)		(48,743)		(2,438)		(51,181)

Offering costs		(608)		(30)		(638)

Unitholders’ capital at March 31, 2006	5,000	$432,787	250	$21,639	5,250	$454,426

Three months ended March 31, 2005

Unitholders’ capital at December 31, 2004 and March 31, 2005	0	$0	10	$1,000	10	$1,000

See accompanying notes.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note	1. ORGANIZATION

A.	General Description of the Trust

World Monitor Trust III (the “Trust”) is a business trust organized under the laws of Delaware on September 28, 2004. The Trust consists of four separate and distinct series (“Series”): Series G, H, I and J. Series G, H, I and J commenced trading operations on or about December 1, 2005, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Amended and Restated Declaration of Trust and Trust Agreement. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures and options contracts and may, from time to time, engage in cash and spot transactions.

Each Series is initially divided into two classes: the Class I Units and the Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class. As of March 31, 2006, no Class II Units have been issued.

Upon commencement of trading, Series I allocated its net assets to WMT III Series I/J Trading Vehicle LLC, (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle are Series I and Series J. Preferred Investment Solutions Corp. is the Managing Owner of all Series and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading Vehicle engages in the speculative trading of futures contracts and options on futures contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of these financial statements and should be used in conjunction with Series I’s financial statements.

B.	Regulation

As a registrant with the Securities and Exchange Commission, the Trust and each Series are subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust and each Series are subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust through the Trading Vehicle executes transactions.

C.	The Offering

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

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	1. ORGANIZATION (CONTINUED)

C.	The Offering (Continued)

Initially, the Units for each Series were offered for a period ending November 30, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series G, H, I and J to commence trading operations. Series I completed its initial offering on December 1, 2005 with gross proceeds of $525,000, which was fully allocated to the Trading Vehicle. Until the subscription maximum for each Series is reached, each Series’ Units will continue to be offered on a monthly basis at the then current net asset value per Unit.

D.	Exchanges, Redemptions and Termination

Units owned in one series of the Trust (Series G, H, I and J) may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Limited Units in those Series are being offered to the public. Exchanges are made at the applicable Series’ then current net asset value per Unit as of the close of business on the last day of the month in which the exchange request is effected. The exchange of Units is treated as a redemption of Units in one Series (with the related tax consequences) and the simultaneous purchase of Units in the other Series. Future redemptions and exchanges will impact the amount of funds available for investment in the Trading Vehicle in subsequent periods.

Redemptions are permitted on a monthly basis. Class I Units redeemed prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the net asset value per Unit at which they were redeemed. Redemption fees are paid to the Selling Agent, Kenmar Securities, Inc. There is no redemption charge associated with the Class II Units.

In the event that the net asset value of a Series, after adjustments for distributions, contributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition and the statements of operations as of March 31, 2006, and changes in unitholders’ capital for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust III – Series I as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The financial statements of Series I are prepared in accordance with accounting principles generally accepted in the United States of America. Such principles require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The weighted average number of Units outstanding was computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average Units are equal to the number of Units outstanding at period end, adjusted proportionately for Units subscribed and redeemed based on their respective time outstanding during such period.

Series I has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, Series I has provided general indemnifications to the Managing Owner, its Trading Advisor and others when they act, in good faith, in the best interests of Series I. Series I is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded, and receives interest on all cash balances held by the clearing brokers at prevailing rates.

B.	Income Taxes

Series I is treated as a partnership for Federal income tax purposes. As such, Series I is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Unitholders including the Managing Owner. Series I may be subject to other state and local taxes in jurisdictions in which it operates.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Investment in WMT III Series I/J Trading Vehicle LLC

The investment in the Trading Vehicle is reported in Series I’s statement of financial condition at fair value. Fair value ordinarily is the value determined for the Trading Vehicle in accordance with the Trading Vehicle’s valuation policies and reported at the time of Series I’s valuation by the management of the Trading Vehicle. Generally, the fair value of Series I’s investment in the Trading Vehicle represents the amount that Series I could reasonably expect to receive from the Trading Vehicle if Series I’s investment were redeemed at the time of valuation, based on information available at the time the valuation was made and that Series I believes to be reliable. Series I records its proportionate share of each item of income and expense from the investment in the Trading Vehicle in the statement of operations.

The accounting policies, including valuation policies, of the Trading Vehicle are contained in the notes to the Trading Vehicle’s financial statements included in Section II of these financial statements.

D.	Profit and Loss Allocations and Distributions

Income and expenses (excluding the service fee) are allocated pro rata to the Class I Units and Class II Units monthly based on the units outstanding during the month. Class I Units are charged with the service fee applicable to such units. Distributions (other than redemptions of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the unitholders. The Managing Owner has not and does not presently intend to make any distributions.

E.	Offering Costs

Initial offering costs (exclusive of the initial selling fee), totaling $1,436,257, were advanced by the Managing Owner. Such initial offering expenses will be reimbursed by the Series, without interest, in 36 monthly payments during each of the first 36 months of the continuous offering period. The amount of initial offering costs that each Series will reimburse the Managing Owner each month is based on each Series percentage of total Trust net asset value at the beginning of each month. In no event shall the Managing Owner be entitled to reimbursement for such expenses in an aggregate amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by the Trust during the Initial Offering Period and the first 36 months of the continuous offering period.

The Managing Owner also will pay all offering expenses incurred after the Initial Offering Period (“ongoing offering costs”). Such expenses will be allocated among the Series as the Managing Owner determines to be fair and equitable and, each Series will reimburse the Managing Owner, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Offering Costs (Continued)

In no event shall the amount of any payment in any month for reimbursement of initial and ongoing offering costs exceed 0.50% per annum of the Net Asset Value of the Series as of the beginning of such month. The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital.

The Series will only be liable for payment of initial and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and the Series will have no further obligation to the Managing Owner. The amount of monthly reimbursement due to the Managing Owner is charged directly to unitholders’ capital.

Note	3. MANAGING OWNER

The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner and or its affiliates to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to a $25,000 minimum per Series).

The Managing Owner is paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of Series I’s net asset value at the beginning of the month.

Note	4. SERVICE FEES AND SALES COMMISSIONS

Series I pays a service fee with respect to Class I Units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by Series I to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the 13th month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of the month of the Class I Units sold by them.

Class II unitholders are not assessed service fees.

Series I also pays Kenmar Securities, Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	5. TRUSTEE

The trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The trustee has delegated to the Managing Owner the power and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note	6. OPERATING EXPENSES

Operating expenses of Series I are paid for by Series I. However, during the three months ended March 31, 2006, the Managing Owner has agreed to pay approximately $12,200 of operating expenses on behalf of Series I.

Note	7. INVESTMENT IN WMT III SERIES I/J TRADING VEHICLE LLC

Effective December 1, 2005, Series I invested a substantial portion of its assets in the Trading Vehicle. Series I’s investments in the Trading Vehicle represents approximately 3.31% and 4.83% of the net asset value of the Trading Vehicle at March 31, 2006 and December 31, 2005, respectively. The investment in the Trading Vehicle is subject to the Organization Agreement of the Trading Vehicle.

Summarized information for this investment is as follows:

	Net Asset Value December 31, 2005	Investments	(Loss)	Redemptions	Net Asset Value March 31, 2006
WMT III Series I/J Trading Vehicle LLC	$509,108	$0	$(46,139)	$(8,241)	$454,728

Series I may make additional contributions to, or redemptions from, the Trading Vehicle on a monthly basis.

Note	8. MARKET AND CREDIT RISK

Series I’s investment in the Trading Vehicle is subject to the market and credit risks of the futures contracts, options on futures contracts, and other financial instruments held or sold short by the Trading Vehicle. Series I bears the risk of loss only to the extent of the market value of its investment and, in certain specific circumstances, distributions and redemptions received.

Series I has cash on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of cash on deposit may be limited to account insurance or other protection afforded such deposits.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note	9. SUBSEQUENT EVENT

Effective April 1, 2006, additions of $10,000 were made to Series I. On May 1, 2006, the Trust issued Class II units.

WORLD MONITOR TRUST III – SERIES I

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	10. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006. This information has been derived from information presented in the financial statements.

Class I
March 31, 2006
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$96.43

Loss from operations: (3)
Net realized and change in unrealized loss (1)	(8.97)
Interest income (1)	0.97
Expenses (1)	(1.75)

Total loss from operations	(9.75)

Offering costs (1)	(0.12)

Net decrease for the period	(9.87)

Net asset value per unit at end of period	$86.56

Total Return (5)
Total return before incentive fee	(10.24)%
Incentive fee	0.00%

Total return after incentive fee	(10.24)%

Supplemental Data
Ratios to average net asset value: (3), (6)
Net investment loss before incentive fee (2), (4)	(3.46)%
Incentive fee (5)	0.00%

Net investment loss after incentive fee	(3.46)%

Interest income (4)	4.31%

Incentive fees (5)	0.00%
Other expenses (4)	7.78%

Total expenses	7.78%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholders’ total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net realized and change in unrealized loss per unit, interest income per unit, expenses per unit and offering costs per unit are calculated by dividing net realized and change in unrealized loss, interest income, expenses and offering costs by the weighted average number of units outstanding during the period.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Includes Series I’s proportionate share of income and expenses from WMT III Series I/J Trading Vehicle LLC.
(4)	Annualized.
(5)	Not annualized.
(6)	If Series I had borne all its expenses that were reimbursed or waived by the Managing Owner, the annualized expense and net investment loss ratios would be as follows:

Expense ratio	18.11%
Net investment loss before incentive fee	(13.79)%
Incentive fee	0.00%

Net investment loss after incentive fee	(13.79)%

SECTION II

WMT III SERIES I/J TRADING VEHICLE LLC

FINANCIAL STATEMENTS

March 31, 2006

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$12,814,153	$10,651,193
Net unrealized gain (loss) on open futures contracts	978,250	(98,436)
Interest receivable	60,261	33,290

Total assets	$13,852,664	$10,586,047

LIABILITIES
Accrued expenses	$45,299	$28,800
Commissions payable	2,055	2,098
Advisor management fee payable	81,830	17,592

Total liabilities	129,184	48,490

MEMBERS’ CAPITAL (Net Asset Value)
Member I	454,728	509,108
Member J	13,268,752	10,028,449

Total members’ capital (Net Asset Value)	13,723,480	10,537,557

Total liabilities and members’ capital	$13,852,664	$10,586,047

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Net Asset Value	Net Unrealized Gain (Loss)
Futures Contracts
Futures contracts purchased:
Commodities	0.00%	$0	(0.41)%	$(42,900)
Currencies	0.00%	0	(0.46)%	(48,760)
Interest rates	0.00%	0	(0.28)%	(29,562)
Metals	(0.05)%	(7,010)	0.66%	69,290
Stock indices	1.49%	204,008	(0.44)%	(46,504)

Net unrealized gain (loss) on futures contracts purchased	1.44%	$196,998	(0.93)%	$(98,436)

Futures contracts sold:
Commodities	0.71%	$97,750	0.00%	$0
Currencies	(0.59)%	(81,000)	0.00%	0
Interest rates	5.57%	764,502	0.00%	0

Net unrealized gain on futures contracts sold	5.69%	$781,252	0.00%	$0

Net unrealized gain (loss) on futures contracts	7.13%	$978,250	(0.93)%	$(98,436)

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006

(Unaudited)

REVENUES
Realized	$(2,278,811)
Change in unrealized	1,076,686
Interest income	139,417

Total revenues	(1,062,708)

EXPENSES
Brokerage commissions	29,479
Advisor management fee	64,238
Operating expenses	18,810

Total expenses	112,527

NET (LOSS)	$(1,175,235)

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2006

(Unaudited)

	Members’ Capital
	Member I	Member J	Total
Three months ended March 31, 2006
Balance at December 31, 2005	$509,108	$10,028,449	$10,537,557
Net (loss)	(46,139)	(1,129,096)	(1,175,235)
Additions	0	4,551,829	4,551,829
Redemptions	(8,241)	(182,430)	(190,671)

Balance at March 31, 2006	$454,728	$13,268,752	$13,723,480

See accompanying notes.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note	1. ORGANIZATION

A.	General Description of the Trading Vehicle

WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) is a limited liability company organized under the laws of Delaware on March 10, 2005 which will terminate on December 31, 2054 unless terminated sooner under the provisions of the Organization Agreement. The Trading Vehicle commenced trading operations on December 1, 2005. The Trading Vehicle was formed to engage in the speculative trading of a diversified portfolio of futures contracts and options on futures contracts. Preferred Investment Solutions Corp. (“Preferred”) is the Managing Owner of the Trading Vehicle. The Trading Vehicle currently consists of two members: World Monitor Trust III – Series I (“Member I”) and World Monitor Trust III – Series J (“Member J”) (collectively, the “Members”). Preferred is also the Managing Owner of each of the Members. Upon making the initial capital contribution, each Member received Voting Membership Interests.

The Trading Vehicle is a Member managed limited liability company that is not registered in any capacity with, or subject directly to regulation by the Commodity Futures Trading Commission or the United States Securities and Exchange Commission.

B.	The Trading Advisor

The Trading Vehicle entered into an advisory agreement with Eagle Trading Systems Inc. (the “Trading Advisor”) to make the trading decisions for the Trading Vehicle. The Trading Advisor manages approximately 100% of the assets of the Trading Vehicle pursuant to its Momentum program.

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations and changes in members’ capital (net asset value) for the three months ended March 31, 2006 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of WMT III Series I/J Trading Vehicle LLC as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006. The operating results for the interim periods may not be indicative of the results expected for the full year.

The financial statements of the Trading Vehicle are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on commodity transactions are recognized in the period in which the contracts are closed.

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Trading Vehicle has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

Consistent with standard business practices in the normal course of business, the Trading Vehicle has provided general indemnifications to its Trading Advisor and others when they act, in good faith, in the best interests of the Trading Vehicle. The Trading Vehicle is unable to develop an estimate of the maximum potential amount of future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

B.	Income Taxes

The Trading Vehicle is treated as a partnership for Federal income tax purposes. As such, the Trading Vehicle is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the Members. The Trading Vehicle may be subject to other state and local taxes in jurisdictions in which it operates.

C.	Capital Accounts

The Trading Vehicle accounts for subscriptions, allocations and redemptions on a per member capital account basis.

The Trading Vehicle allocates profits and losses to its Members monthly on a pro rata basis based on each Member’s pro rata capital in the Trading Vehicle during the month. Distributions (other than redemptions of capital) may be made at the sole discretion of the Members on a pro rata basis in accordance with the Members’ respective capital balances. The Trading Vehicle has not and does not presently intend to make any distributions.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Foreign Currency Transactions

The Trading Vehicle’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently.

Note	3. MANAGEMENT AND INCENTIVE FEES

The Trading Vehicle pays the Trading Advisor a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the Trading Vehicle’s allocated assets determined as of the close of business on the last day of each month. For purposes of determining the management fee, any distributions, redemptions or reallocation of assets made as of the last day of each month shall be added back to the assets and there shall be no reduction for (i) the management fees calculated or (ii) any accrued but unpaid incentive fees due the Trading Advisor.

Additionally, the Trading Vehicle pays the Trading Advisor an incentive fee of 20% (the “Incentive Fee”) of “New High Net Trading Profits” (as defined in the Advisory Agreement). The incentive fee accrues monthly and is paid quarterly. The Trading Advisor did not earn an incentive fee for the three months ended March 31, 2006.

Note	4. OPERATING EXPENSES

Operating expenses of the Trading Vehicle are paid for by the Trading Vehicle.

Note	5. DEPOSITS WITH BROKER

The Trading Vehicle deposits funds with UBS Securities LLC to act as broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Trading Vehicle earns interest income on assets deposited with the broker.

Note	6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Additional investments in the Trading Vehicle may be made at any time subject to the terms of the Organization Agreement.

The Trading Vehicle is not required to make distributions, but could do so at the discretion of the Members. A Member can request and receive redemption of capital at any time, subject to the terms in the Organization Agreement.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The Trading Vehicle is exposed to various types of risks associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Trading Vehicle’s investment activities (credit risk).

A.	Market Risk

Trading in futures contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Trading Vehicle’s net assets being traded, significantly exceeds the Trading Vehicle’s future cash requirements since the Trading Vehicle intends to close out its open positions prior to settlement. As a result, the Trading Vehicle is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Trading Vehicle considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Trading Vehicle’s commitments to purchase commodities is limited to the gross or face amount of the contract held. However, when the Trading Vehicle enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Trading Vehicle to unlimited risk.

Market risk is influenced by a wide variety of factors, including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effect among the derivative instruments the Trading Vehicle holds and the liquidity and inherent volatility of the markets in which the Trading Vehicle trades.

B.	Credit Risk

When entering into futures contracts, the Trading Vehicle is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, a clearinghouse is backed by its corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of the Trading Vehicle’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of the Trading Vehicle’s contracts may result in greater loss than non-performance on all of the Trading Vehicle’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Trading Vehicle.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	7. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

B.	Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Vehicle and its Trading Advisor to abide by various trading limitations and policies. Preferred monitors compliance with these trading limitations and policies, which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among the Trading Vehicle, Preferred and the Trading Advisor, the Trading Vehicle shall automatically terminate the Trading Agreement, if the net asset value allocated to the Trading Advisor declines as of the end of any business day by at least 40% from the value at the beginning of any calendar year or since the effective date of the Advisory Agreement. The decline in net asset value is after giving effect for distributions, subscriptions and redemptions.

The Trading Vehicle’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to the Trading Vehicle all assets of the Trading Vehicle relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2006, such segregated assets totaled $11,914,880. Part 30.7 of the CFTC regulations also requires the Trading Vehicle’s futures commission merchant to secure assets of the Trading Vehicle related to foreign futures trading which totaled $1,877,523 at March 31, 2006. There are no segregation requirements for assets related to forward trading.

As of March 31, 2006, all open futures and forward contracts mature between April 2006 and June 2006.

WMT III SERIES I/J TRADING VEHICLE LLC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	8. FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Trading Vehicle for the three months ended March 31, 2006. This information has been derived from information presented in the financial statements.

Total return (1)

Total return before incentive fee	(9.06)%
Incentive fee	0.00%

Total return after incentive fee	(9.06)%

Ratios to average net asset value:
Expenses prior to incentive fee (2)	3.41%
Incentive fee (1)	0.00%

Total expenses and incentive fee	3.41%

Net investment income (2), (3)	0.81%

Total returns and ratios to average net asset value are calculated for Members’ capital taken as a whole. An individual Member’s total return and ratios may vary from the above return and ratios based on the timing of additions and redemptions.

(1)	Not annualized.

(2)	Annualized.

(3)	Represents interest income less total expenses (exclusive of incentive fee).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report includes forward-looking statements that reflect Preferred Investment Solutions Corp.’s (“Preferred” or the “Managing Owner”) current expectations about the future results, performance, prospects and opportunities of World Monitor Trust III, (the “Trust”). The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Trust, was formed as a Delaware Statutory Trust on September 28, 2004, with separate series, or each, a Series, of units of beneficial interest, or the Units. Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances).

The Trust’s Units are initially offered in four (4) separate and distinct Series: Series G, Series H, Series I, and Series J. The Trust may issue additional Series of Units in the future. The Units of each Series are separated into two classes, or each, a Class, of Units. Each Series:

•	engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;

•	invests in a trading vehicle which, in turn, has entered into a managed account agreement with its own independent commodity trading advisor that manages such Series’ assets and makes the trading decisions in respect of the assets of such Series;

•	segregates its assets from the assets of any other Series and maintains separate, distinct records from each other Series, and accounts for its assets separately from each other Series;

•	calculates its net assets and the Net Asset Value of its Units separately from each other Series;

•	has an investment objective of increasing the value of its Units over the long term (capital appreciation), while controlling risk and volatility; and

•	offers Units in two Classes—Class I and Class II.

Class I Units and Class II Units:

•	The Trust pays a Service Fee in respect of the Class I Units, monthly, equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee is paid directly by the Trust to the Selling Agent. The Selling Agent is responsible for paying all service fees owing to the Correspondent Selling Agents. The Correspondent Selling Agents are entitled to receive from the Selling Agent an initial service fee equal to 2.00% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the thirteenth month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. In addition to the above Service Fee, the Trust pays to the Selling Agent a Sales Commission, monthly, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month.

•	Class II Units may only be offered to investors who are represented by approved Correspondent Selling Agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as “wrap-accounts”). Investors who purchase Class II Units of any Series are not charged any Service Fee. However, the Trust pays to the Selling Agent a Sales Commission, monthly, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class II Units as of the beginning of the month.

Series G, H, I and J commenced trading operations on or about December 1, 2005.

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

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series I’s financial statements and related disclosures and has determined that the valuation of its investments in the Trading Vehicle involves a critical accounting policy. The market values of futures (exchange traded) contracts are verified by the administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Series I’s broker. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all Interest holders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

Series I commenced operations on December 1, 2005 with gross proceeds of $525,000 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the period December 1, 2005 to March 31, 2006 resulted in additional gross proceeds to Series I of $0.

Limited Interests in Series I may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited Interests and General Interests for the three months ended March 31, 2006 were $0 and $0, respectively, and from commencement of operations (December 1, 2005) through March 31, 2006 totaled $0 and $0 for the Limited Interests and General Interests, respectively. Additionally, Interests owned in any series of World Monitor Trust III (Series G, H, I or J) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust III on a monthly basis for as long as Limited Interests in those series are being offered to the public.

At March 31, 2006, 100% of Series I’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. The broker credits Series I with interest income on 100% of its average daily equity maintained in its accounts with the broker during each month.

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

Since Series I’s business is to trade futures contracts, primarily through its investment in the Trading Vehicle, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series I’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series I’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series I’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series I and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to the financial statements for a further discussion on the credit and market risks associated with Series I’s futures contracts.

Series I does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2006, Series I had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series I. While Series I’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on Series I’s financial position.

Series I’s contractual obligations are with the Trading Vehicles Trading Advisor and its commodity broker. Payments made under Series I’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisor are calculated as a fixed percentage of the Trading Vehicle’s Net Asset Value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Results of Operations

The net asset value per Interest as of March 31, 2006, was $86.56, a decrease of 10.24% from the December 31, 2005 net asset value per Interest of $96.43.

Series I’s trading losses before commissions and related fees for the quarter ended March 31, 2006 were $47,090. A detailed discussion of the trading results for the three months ended March 31, 2006 is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Overview

Markets in both the U.S. and Europe seemed to overlook numerous geopolitical issues in the first quarter of 2006.

In the U.S., a major event for the first quarter was the transition in Federal Reserve (“Fed”) leadership from Alan Greenspan to Ben Bernanke. For months prior to the transition there was concern that the change could result in considerable volatility in fixed income and equity markets. The transition, however, appears seamless.

For much of the first quarter, the answer to the question of when the Fed might be approaching the end of the rate hike cycle changed depending on the latest economic data. By quarter’s end it became apparent that the Fed was not finished, and that there were likely two, and possibly three, additional 25 basis points moves to come. Yields reflected this as the benchmark 10-year Note moved from 4.395% at the end of 2005 to 4.853% at the end of March 2006. The 2-year Note stood at 4.845% at the end of the quarter, versus 4.535% at the end of 2005. The reintroduction of the 30-year bond in February proved to be a success, with strong foreign bidding. In regard to the yield curve, Chairman Bernanke stated on numerous occasions that the inverted curve was “not a harbinger of deteriorating economic fundamentals, but rather related to strong foreign demand.” The yield curve inversion between the 2 and 10-year Notes was as much as 16 basis points in early March, but as the second quarter began, the curve was out of inversion.

The first quarter economic data was positive with limited inflation. Fourth quarter Gross Domestic Product (“GDP”) was revised up to 1.7%. The Conference Board’s March Consumer Confidence reading of 107.2 showed a strong consumer sector, despite higher gas prices. The first quarter saw solid growth in durable goods and factory orders, and manufacturing confidence indicators were upbeat. Housing concerns persisted, and there is evidence of some slowing as mortgage rates increase, but a housing bubble seems to have been averted.

Equity markets finished the first quarter on a strong note, after a mixed pattern in January and February. The S&P 500 had its best first quarter in 7 years with a 3.7% gain, and the Dow Jones Industrial Average also rose 3.7%. NASDAQ led the first quarter rally with a 6.1% gain. The U.S. dollar was volatile in the first quarter. The Japanese yen finished March at 117.68 versus the U.S. dollar, little changed from the end of December, while the Euro was at 1.2116 versus the U.S. dollar, down 2.4% for the quarter.

The Eurozone showed evidence of economic improvement in the first quarter. Data was mostly positive, with a few exceptions such as German Unemployment at 11.4%. On the other hand, German business confidence, as measured by the widely followed IFO Indicator, rose to a 15-year high of 105.4 in March. Data emanating from France and other Euro nations was mostly positive. The European Central Bank (“ECB”) raised rates twice in the last four months, and at least two additional moves are anticipated. Eurozone CPI has been advancing at around 2.3%, above the 2.0% ECB target, which adds to the probability of a rate hike.

In addition to steady economic growth, European equity markets soared in the first quarter as international fund managers were active buyers. In the first quarter, the DAX rose 10.4%, the CAC rose 10.7% and the Stoxx 600, a broad measure of various European equity exchanges, was up 7.9%. Oil in excess of $60 per barrel appears to have caused less impact on global growth than anticipated. Europe had been thought to be more vulnerable than the U.S. but that has not been the case as energy’s percentage of GDP has declined materially in recent years.

The Bank of England held rates steady, as the U.K. lagged the other European Union countries. The British pound finished the quarter slightly higher versus the U.S. dollar and the FTSE was up 6.2%.

The major economic development in Japan was the end of that nation’s long-standing deflationary period. In late March, the Bank of Japan (“BOJ”) took the first steps toward ending their “ultra-easy” monetary policy. The BOJ did not, however, alter its zero interest rate policy. The Japanese banking system continues to recover, and the Nikkei increased 5.9% in the first quarter.

Elsewhere in Asia, China remains strong with GDP growth in excess of 9%. The Chinese currency revaluation is progressing slowly. Korea maintained a strong growth trend for the period, but the Bank of Korea held rates unchanged at its most recent meeting. India continues to emerge as an economic power.

The natural resource oriented economies of Canada, Australia and New Zealand continue to perform well from an economic standpoint, but their currencies did not reflect this. The Bank of Canada continued to raise rates, helping the Canadian dollar to reach a 14-year high of 87.9 U.S. cents in February but then began to weaken to around 86.5 cents. The Australian and New Zealand Dollars were hurt by tighter global liquidity as an international monetary tightening trend emerged. New Zealand’s currency moved to a 22 month low around 60.5 U.S. cents while the Australian dollar dipped to an 18 month low of 70.73 cents.

Currencies: Currency sector trading was difficult in the first quarter due to considerable market volatility. At quarter end, the U.S. dollar had gained approximately 2.3% versus the Euro, despite two rate hikes in four months from the ECB and the rising U.S. deficits. The federal deficit hit a record $119 billion in February, while the fourth quarter current account deficit widened by 21.3% to a record $224.9 trillion. The Japanese yen ended March at 117.68 versus the U.S. dollar, virtually unchanged from December’s 117.80 but well ahead of February’s 115.74, as the BOJ implemented initial steps toward moving away from their long-standing “ultra-easy” monetary stance. The Japanese fiscal year ended on March 31 and the yen benefited from some late quarter repatriation. The Chinese yuan strengthened to 8.017 versus the U.S. dollar compared to 8.0369 at the end of February, and the lowest since China dropped its long-standing peg to the U.S. dollar last summer. Mounting political pressure and tariff threats have been keeping Chinese officials on the defensive but progress remains slow. The yen was a beneficiary of the yuan’s movement.

Energies: There was a lot of activity in the petroleum sector from both a geopolitical and supply/demand perspective. Concerns surrounding Iran’s nuclear enrichment program, seemingly endless violence and civil war like conditions in Iraq, the uncertainty surrounding Hamas in the Palestinian territory and the ongoing Nigerian civil unrest created an atmosphere of uncertainty. These geopolitical concerns were supportive of prices for crude oil, unleaded gasoline and heating oil in the first quarter.

Unleaded gasoline also got a boost due to the fact that repairs at Hovensa Oil’s St. Croix refinery, the second largest refinery in the Western Hemisphere, are taking longer than anticipated. With several other refineries non-operational due to necessary periodic maintenance, critical times could lie ahead for unleaded gasoline where current supplies are ample but not overly above normal. Unfortunately, prices at the pump have been rising and will continue to increase as refiners strain to meet new mandated EPA requirements. However, the consumer continues to show little price resistance as consumption ran about 2% ahead of last year during March.

Natural gas suffered the biggest loss in the first quarter in the sector. Given that natural gas is almost exclusively a U.S. domestic market, it failed to benefit from the above geopolitical concerns and focused mostly on supply/demand considerations, which are negative.

Grains: The sector was mixed for the quarter. Corn and wheat both started the year on a weak note after end-of-year-rallies. The price retreats abated towards the end of January, when prices reversed, and proceeded to rally through the month of February and into March, when improved weather conditions across the growing regions resulted in increased producer selling pressure on prices. Conversely, soybean prices found little in the way of price support during the first quarter of 2006, including an absence of Chinese interest in buying U.S. Soybeans.

Indices: After trading in a variable pattern with modest gains for much of January and February, U.S. equity markets turned in a solid March to finish the first quarter on a positive note. Both the S&P 500 and the Dow Jones Industrial Average advanced 3.7%, and the NASDAQ rallied 6.1%. Stronger than expected earnings and the brisk pace of merger and acquisition (“M&A”) activity were two of the underlying factors supporting the equity market strength.

Major European and Asian equity markets were even stronger. Germany’s DAX finished the first quarter up 10.4% and France’s CAC finished the first quarter up 10.7% on generally positive data and improving business confidence combined with a strong run of M&A activity. Meanwhile, despite mostly lackluster economic activity, London’s FTSE rose 6.2%. Asian markets featured a surge in the Nikkei in March, closing at 17,059, the highest monthly close since August 2000. Japan has persisted as a favorite of international fund managers for many months and other Asian markets are also experiencing strong interest.

Interest Rates: The first quarter saw the end of the tenure of Fed Chairman Alan Greenspan. In his first days after assuming his role of Chairman, Mr. Bernanke made it clear that he would, at least initially, extend the philosophy of his predecessor. He also made it clear that he is not soft on inflation as the first FOMC meeting under his leadership issued a statement that leaned modestly to the tightening side. Prior to the meeting, there was a growing perception the Fed was about finished in the rate hike cycle, but after the statement it became apparent that the Fed would probably raise rates two or three more times. Early in March, the inversion of the yield curve, which was initiated at the end of January, was further extended, and at one point, the 2-year yield was as much as 16 points over the 10-year. By the end of March, the curve inversion disappeared.

In Europe, the ECB raised rates twice and subsequent statements from ECB President Jean-Claude Trichet have strongly hinted at a further tightening of monetary policy. Eurozone economic data was improved and high oil prices were doing little to thwart growth or confidence from the consumer or business. Most major European equity markets reached record levels. The U.K. lagged on the economic front, and no rate changes are anticipated in the near future.

In Japan, the BOJ initiated the process of gradually moving away from the nation’s long-standing “ultra easy” monetary policy. However, the BOJ did not alter the zero interest rate policy. Japan is exiting a long period of deflation and recent economic data have been encouraging.

The Bank of Canada extended its rate hike cycle with another 25 point increase and further increases are a near certainty. Korea and Australia may also move to tighten monetary policy.

Metals: Base and precious metals had a strong first quarter. After rising over 60% in 2005, copper rose another 27% in the first quarter of 2006. In addition to the strong demand patterns from China, Japan and India, there were significant problems on the supply side in the first quarter. These included an ongoing strike at Groupo Mexico and serious production constraints in Indonesia, Zambia and Chile. Zinc also had an exceptionally strong quarter, rising 39%. The rest of the base metals benefited from the overall strength in copper and zinc. Aluminum was up 10% and nickel was up 12.5% for the quarter.

Meanwhile, gold rose 13% for the quarter and traded at a 25-year high. Geopolitical concerns surrounding Iran, Iraq and the newly elected Palestinian government combined with higher oil prices to stabilize gold. Silver followed gold higher and also benefited from the anticipated launch of the silver ETF.

Softs: After rising 62% last year, sugar rallied 21% in the first quarter of 2006. The market is experiencing a supply/demand deficit, including a recent surge in Chinese orders. The demand for ethanol continues to increase, and with crude oil prices showing little inclination to retreat, demand could accelerate. Brazil continues to divert a large percentage of its output toward ethanol.

The reinstatement of the Japanese ban on U.S. beef imports hit the live cattle market and prices fell almost 15% for the quarter. Live hogs did not fare much better, falling almost 10% for the quarter. Asian demand was decent but supply was more than ample.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which Series I traded:

Sector P/L

Currencies: (-) The sector was down for the first quarter of 2006 as a result of long positions in the Canadian dollar and short positions in the Mexican peso and the Australian dollar.

Energies: (-) Long and short positions in unleaded gasoline and short positions in heating oil resulted in losses for the first quarter of 2006.

Grains: (-) Long and short positions in soybeans, and long positions in corn and wheat contributed to the loss for the sector.

Indices: (-) The sector was down for the first quarter as a result of long positions in the Hang Seng, the NASDAQ and the S&P 500.

Interest Rates: (+) A majority of the profit was attributable to short positions in the U.S. Treasury Note, the U.S. 5-year Note and the Japanese Government Bond.

Metals: (+) Long positions in gold resulted in profits for the first quarter of 2006.

Interest Income is earned on the average daily equity maintained in its accounts with its broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $5,093 for the three months ended March 31, 2006.

Commissions and other transaction fees, which consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions were $1,062 during the three months ended March 31, 2006.

All trading decisions for Series I are made by Eagle Trading Systems Inc. (the “Trading Advisor”) via Series I investment in the Trading Vehicle. Advisor fees are calculated on Series I’s investment in the Trading Vehicle monthly, and therefore, are affected by monthly trading performance, contributions and redemptions. Advisor management fees were $2,294 for the three months ended March 31, 2006.

Series I pays the Managing Owner a management fee calculated on Series I’s net asset value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner were $590 for the three months ended March 31, 2006.

Series I pays a service fee with respect to Class I units, monthly, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee is paid directly by Series I to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per unit as of the beginning of the month of the Class I units sold by them. All unitholders will also pay Kenmar Securities, Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month. Services fees and sales commissions were $2,362 and $1,181, respectively, for the three months ended March 31, 2006.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Advisory Agreement between the Trading Vehicle and the Trading Advisor. Incentive fees incurred during the three months ended March 31, 2006 were $0.

Operating expenses for the three months ended March 31, 2006 were $1,695. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners.

Offering costs for the three months ended March 31, 2006 were $638. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of Series I’s 2005 financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration concluded that the Trust’s disclosure controls and procedures are effective.

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 1A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

1.1	Form of Selling Agreement (incorporated by reference to Exhibit 1.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

4.3	Subscription Instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

4.4	Form of Privacy Notice (annexed to the Prospectus as Exhibit D and incorporated by reference to Exhibit 4.4 to the Trust’s Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29, 2005)

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series I/J Trading Vehicle LLC, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.4 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Customer Agreement between the World Monitor Trust III and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST III – SERIES I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: May 15, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: May 15, 2006
Maureen D. Howley
Chief Financial Officer and Senior Vice President

	By:	/s/ David K. Spohr	Date: May 15, 2006
David K. Spohr
Vice President and Director of Fund Administration