Form 10-K
period 2006-12-31
World Monitor Trust III - Series I
filed 2007-04-02
CIK 1345990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (914) 307-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series I Units of Beneficial Interest, Class I and Class II

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Unitholders for the year ended December 31, 2006 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on January 12, 2007

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on December 22, 2006

Prospectus of the Registrant filed pursuant to Rule 424(b) under the Securities Act of 1933 on April 25, 2006

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

General

World Monitor Trust III (the “Trust”) was formed as a Delaware Statutory Trust on September 28, 2004, with separate series (each, a “Series”) of units of beneficial interest (“Units” or “Interests”). Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances). The trustee of the Trust is Wilmington Trust Company. The Trust’s fiscal year for book and tax purposes ends on December 31.

The Trust’s Units are initially offered in four (4) separate and distinct Series: Series G, Series H, Series I (“Registrant”), and Series J. The Trust may issue additional Series of Units in the future. Each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). Each Series:

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

•	segregates its assets from the assets of any other Series and maintains separate, distinct records from each other Series, and accounts for its assets separately from each other Series;

•	calculates its net assets and the Net Asset Value of its Units separately from each other Series;

•	has an investment objective of increasing the value of its Units over the long term (capital appreciation), while controlling risk and volatility; and

•	offers Units in two classes (each, a “Class”)—Class I and Class II.

Class I Units and Class II Units:

•

The Registrant pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Registrant to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent receives an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. In addition to the above Service Fee, the Trust pays to the Selling Agent a Sales Commission, monthly in arrears, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month.

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

Effective December 1, 2005, the Registrant contributed its net assets to WMT III Series I/J Trading Vehicle LLC (the “Trading Vehicle”) and received a Voting Membership Interest in the Trading Vehicle. The Trading Vehicle was formed to function as an aggregate trading vehicle. The sole members of the Trading Vehicle are the Registrant and Series J. Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”) is the managing owner of the Trust and each of its Series (including the Registrant and Series J) and has been delegated administrative authority over the operations of the Trading Vehicle. The Trading

Vehicle engages in the speculative trading of futures and forward contracts. The financial statements of the Trading Vehicle, including the condensed schedule of investments, are included in Section II of the financial statements and should be read in conjunction with the Registrant’s financial statements.

All references herein to any Series’ relationship with a Trading Advisor (including the Registrant’s relationship with the Trading Advisor) shall, unless the context states otherwise, refer to such Series’ relationship with the Trading Advisor through such Series’ investment in a Trading Vehicle.

Managing Owner and its Affiliates

The Managing Owner and or its affiliates have agreed to purchase and maintain an interest in each Series in an amount not less than 1% of the Net Asset Value of such Series or $25,000, whichever is greater.

The Offering

Up to $37,500,000 Series G, Class I; $12,500,000 Series G, Class II; $37,500,000 Series H, Class I; $12,500,000 Series H, Class II; $18,750,000 the Registrant, Class I; $6,250,000 the Registrant, Class II; $281,250,000 Series J, Class I; and $93,750,000 Series J, Class II of Units are being offered (totaling $500,000,000) (“Subscription Maximum”). Interests are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 (and for Series J, $2,000 for certain Benefit Plan Investors (including IRAs)), although the minimum purchase for any single Series is $500. Limited Units and General Units are sometimes referred to as “Units”.

Initially, the Limited Units for each Series were offered for a period ending December 1, 2005 (“Initial Offering Period”) at $100 per Interest. The Subscription Minimum of $30,000,000 for Series J was reached during the Initial Offering Period permitting all Series to commence trading operations. The Registrant completed its initial offering on December 1, 2005 with gross proceeds of $525,000, which was fully allocated to the Trading Vehicle. Until the subscription maximum for each Series is reached, each Series’ Units will continue to be offered on a monthly basis at the then current Net Asset Value per Unit.

The Trading Advisor

The Trading Vehicle has its own independent commodity trading advisor that makes the Trading Vehicles’ trading decisions. The Trading Vehicle entered into an advisory agreement with Eagle Trading Systems Inc. (the “Trading Advisor” or “Eagle”) to make the trading decisions for the Trading Vehicle. Eagle trades 100% of the assets of the Registrant pursuant to Eagle’s Momentum Program, which is a technical, systematic, global macro program. The advisory agreement may be terminated for various reasons, including at the discretion of the Trading Vehicle. The Trading Vehicle has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor. The Registrant pays a monthly management fee equal to 1/12 of 2.0% (2.0% annually) of the Registrant’s Net Asset Value, to the Trading Advisor. The Registrant also pays the Trading Advisor an incentive fee of 20% of New High Net Trading Profits (as defined in the advisory agreement) generated by such Series. Incentive fees will accrue monthly and be paid quarterly in arrears.

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

The Registrant is an open-end fund, which solicits the sale of additional Limited Interests on a monthly basis until the Subscription Maximum is reached. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts that it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3, 4, 5 and 7 to the Registrant’s financial statements included in its annual report for the year ended December 31, 2006 (“Registrant’s 2006 Annual Report”), which is filed as an exhibit hereto.

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

THE RISKS YOU FACE

You Should Not Rely on Past Performance in Deciding Whether to Buy Units

Each Trading Advisor selected by the Managing Owner to manage the assets of each Series has a performance history through the date of its selection by The Managing Owner. You must consider, however, the uncertain significance of past performance, and you should not rely on the Trading Advisors’ or the Managing Owner’s records to date for predictive purposes. You should not assume that any Trading Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for the Series that is comparable to that Trading Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not underperforms the past performance records included in their prospectuses.

Because you and other investors will acquire, exchange and redeem Units at different times, you may experience a loss on your Units even though the Series which you have invested as a whole is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of your investment experience in it.

Likewise, you and other investors will invest in different Series managed by different Trading Advisors. The assets of each Series are, segregated from the other Series’ assets; and valued and accounted for separately from every other Series. Consequently, the past performance of one Series has no bearing on the past performance of another Series.

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

Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause the Trust to Incur Substantial Losses.

The markets in which each Series of the Trust trades are speculative, highly leveraged and involve a high degree of risk. Each Trading Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that any Series of the Trust will not incur such losses. Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, as does each Series of the Trust, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for the Trust. Market volatility will increase the potential for large losses. Market volatility and leverage mean that any Series of the Trust could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of any Series of the Trust by allocating notional equity to its Trading Advisor(s) (in a maximum amount of up to 20% of the Series Net Asset Value), which would then permit such Trading Advisor to trade the account of such Series as if more equity were committed to such accounts than is, in fact, the case. Although the Managing Owner has the option to allocate additional notional equity to a Trading Advisor, the Managing Owner has no current plans to do so.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Trust Assets

Each Series of the Trust is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to performance fees which are payable based on the profitability of such Series, except that with respect to Series J such performance fees are payable to each Trading Advisor based on such Trading Advisor’s profitability and not on the profitability of Series J as a whole. Such fees and expenses include asset-based fees of up to 6.50% per annum for Class I unitholders and up to 4.50% per annum for Class II unitholders as well as incentive fees equal to 20% of net profits on a cumulative high water mark basis. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward trading of each Series, “bid-ask” spreads are incorporated into the pricing of such Series forward contracts by its counterparties in addition to the brokerage fees paid by such Series. It is not possible to quantify the “bid-ask” spreads paid by each Series because such Series cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of each Series could, over time, result in significant losses to your investment therein.

Market Conditions May Impair Profitability

The trading systems used by certain Trading Advisors are technical, trend-following methods. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends, which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Units of any Series being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Trading Advisors’ historic price analysis could establish positions on the wrong side of the price movements caused by such events. Graham and Eagle employ technical programs and Bridgewater trades pursuant to systems that incorporate fundamental data.

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

Increase in Assets Under Management May Affect Trading Decisions

Many of the Trading Advisors’ current futures equity under management are at or near its all-time high. As of October 31, 2006 (except with respect to Bridgewater, which is as of September 30, 2006), Graham, Bridgewater and Eagle each managed $4.9 billion, $97.9 billion and $1.3 billion respectively. The more equity a Trading Advisor manages, the more difficult it may be for that Trading Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require one or more of the Trading Advisors to modify trading decisions for the relevant Series of the Trust, which could have a detrimental effect on your investment in such Series.

You cannot be assured of the Trading Advisors’ Continued Services Which May Be Detrimental to Trust

You cannot be assured that any Trading Advisor will be willing or able to continue to provide advisory services to any Series of the Trust for any length of time. There is severe competition for the services of qualified trading advisors, and a Series of the Trust may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or a current Trading Advisor may require the Trust to pay higher fees in order to be able to retain such Trading Advisor. The Managing Owner may either terminate a Trading Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. Each Trading Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

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

Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions, which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that any Trading Advisor will be able to do so. There can be no assurance that market illiquidity will not cause losses for one or more Series of the Trust. The large size of the positions which a Trading Advisor is expected to acquire for a Series of the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Generally, none of the Trading Advisors selected to manage the assets of the various Series historically has allocated more than 10% of the assets under such Trading Advisor’s management pursuant to the programs selected for the various Series to over-the-counter instruments. The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and the Series will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

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

Trading Advisors Trading Independently of Each Other May Reduce Profit Potential and Insurance Risks Through Offsetting Positions

The Trading Advisors trade entirely independently of each other. Two Trading Advisors may, from time to time, take opposite positions, eliminating any possibility of an investor who holds Units in each of the relevant single -Trading Advisor Series or who holds Units in Series J profiting from these positions considered as a whole but incurring the usual expenses associated with taking such positions. The Trading Advisors’ programs may at times be similar to one another thereby negating the benefits of investing in more than one Trading Advisor by purchasing Units of more than one of Series G, Series H and the Registrant or by purchasing Units of Series J which may, in fact, increase risk. Two or more Trading Advisors may compete with each other to acquire the same position, thereby increasing the costs incurred by each of them to take such position. It is also possible that two or more Trading Advisors, although trading independently, could experience drawdowns at the same time, thereby negating the potential benefit associated with exposure to more than one Trading Advisor and more than one program. Series J’s multi-advisor structure will not necessarily control the risk of speculative futures trading. Multi-advisor funds may have significant volatility and risk despite being relatively diversified among trading advisors.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

Each of the Trading Advisors is expected to engage in some or all of its trading on behalf of the applicable Series on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars, each Series of the Trust will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges by any Series of the Trust to which such Investors would not have been subject had the Trading Advisors limited their trading to U.S. markets.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Unitholders

The Trust is subject to actual and potential conflicts of interests involving the Managing Owner, the Trading Advisors, various brokers and selling agents. The Managing Owner, the Trading Advisors, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to the Trust’s business, which also presents the potential for numerous conflicts of interest with the Trust. As a result of these and other relationships, parties involved with the Trust have a financial incentive to act in a manner other than in the best interests of the Trust and its unitholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the various Series of the Trust.

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

Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of any Series of the Trust might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, any Series of the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to such Series of the Trust (for example, Treasury bills deposited by such Series of the Trust with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, unitholders do not have such basic protections with respect to the trading in forward contracts by any Series of the Trust. This lack of regulation in these markets could expose a Series in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties. Each Series also faces the risk of non-performance by the counterparties to the over-the-counter contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case the applicable Series could suffer significant losses on these contracts.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the Commodity Futures Trading Commission (“CFTC”) and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures and forward transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

Trust Trading is Not Transparent

The trading decisions in respect of each Series are made by a Trading Advisor or Trading Advisors. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to unitholders and each Series’ trading results are reported to the unitholders monthly. Accordingly, an investment in a Series does not offer you the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

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

Possibility of Termination of the Trust or any Series Before Expiration of its Stated Term

As managing owner, the Managing Owner may withdraw from the Trust upon 120 days’ notice, which would cause the Trust and each Series to terminate unless a substitute managing owner were obtained. Other events, such as a long-term substantial loss suffered by any Series, could also cause such Series to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association (“NFA”) of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Registrant does not own or lease any properties in the conduct of its business. The Registrant’s only place of business is the place of business of the Managing Owner.

Certain administrative services are provided by DPM Mellon LLC, the Registrant’s administrator (the “Administrator”), which is located at 400 Atrium Drive, Somerset, New Jersey 08873.

Item 3.	Legal Proceedings

There are no material proceedings pending by or against the Registrant or the Managing Owner.

Item 4.	Submission of Matters to a Vote of Security holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note 1 to the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

A significant secondary market for the Limited Units has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an unitholder to transfer Units. However, Limited Units may be redeemed on a monthly basis, but Class I Units are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Units owned in one Series of the Trust (Series G, H, I and J) may be exchanged, without any charge, for Units of one or more other Series on a monthly basis for as long as Limited Units in those Series are being offered to the public. Exchanges and Redemptions are calculated based on the applicable Series’ then current Net Asset Value per Interest as of the close of business on the last business day of the month in which the exchange or redemption request is affected. The exchange of units is treated as a redemption of units in one Series (with related tax consequences) and the simultaneous purchase of units in the other Series.

The following table presents sales of unregistered interest (i.e. Managing Owner interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from September 28, 2004 (inception) through December 31, 2006.

	Amount of
Date of Sale	Units Sold	Cash Received
October 5, 2004	10	$1,000
December 1, 2005	240	$24,000
July 1, 2006	10	$1,000
August 1, 2006	3	$300
November 1, 2006	22	$2,000

There are no material restrictions upon the Registrant’s present or future ability to make distributions in accordance with the provisions of the Trust Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

As of February 1, 2007, there were 12 holders of record owning 3,658.835 Interests, which include 285.221 General Units.

Item 6.	Selected Financial Data

The following table presents selected financial data of the Registrant for the year ended December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 5 through 12 of the Registrant’s 2006 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31, 2006	Period Ended December 31, 2005
Total revenues (including interest)	$38,288	$(12,950)
Net (loss)	$(993)	$(18,536)
Net (loss) per weighted average interest—Class I	$(0.23)	$(3.53)
Total assets	$365,214	$509,229
Net asset value per Interest	$99.40	$96.43

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Registrant’s application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing the Registrant’s financial statements and related disclosures and has determined that the valuation of its investments in the Trading Vehicle involves a critical accounting policy. The market values of futures (exchange traded) contracts is verified by the Administrator who obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with the Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the Administrator and confirmed by the Managing Owner are final and conclusive as to all unitholders.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

The Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

The SEC Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Preferred as Managing Owner of the Registrant has evaluated the impact, if any, the implementation of SAB 108 may have on its financial statements. In Preferred’s opinion, no material unrecorded misstatements are in existence as of December 31, 2006 that would require a cumulative effect adjustment to the financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of the Registrant has evaluated the impact of adopting FIN 48 on the Registrant’s financial statements. In Preferred’s opinion as of December 31, 2006, FIN 48 has no material impact on the Registrant, as the Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

The Registrant commenced operations on December 1, 2005 with gross proceeds of $525,000 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of Interests for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) through December 31, 2006 resulted in additional gross proceeds to the Registrant of $208,300 and $733,300, respectively.

Limited Interests in the Registrant may be redeemed on a monthly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of Limited interests for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) through December 31, 2005 were $446,722 and $0, respectively, and redemptions of General Interests for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) through December 31, 2005 were $0 and $0, respectively. Additionally, Interests owned in any series of World Monitor Trust III (Series G, H, I or J) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust III on a monthly basis for as long as Limited Interests in those Series are being offered to the public.

At December 31, 2006 and 2005, 100% of the Registrant’s net assets were allocated to commodities trading through its investment in the Trading Vehicle. The clearing broker credits the Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker at prevailing rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Registrant from promptly liquidating its commodity futures positions.

Since the Registrant’s business is to trade futures, primarily through its investment in the Trading Vehicle, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Registrant’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring the Registrant and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 8 to the financial statements for a further discussion on the credit and market risks associated with the Registrant’s futures contracts.

The Registrant does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2006, the Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of the Registrant. While the Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have material impact on the Registrant’s financial position.

The Registrant’s contractual obligations are with the Trading Advisor and its commodity broker. Payments made under the Registrant’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. Management fee payments made to the Trading Advisor are calculated as a fixed percentage of the Registrant’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Results of Operations

The Net Asset Value per Interest as of December 31, 2006 was $99.40, an increase of 3.08% from the December 31, 2005 Net Asset Value per Interest of $96.43, which in turn was a decrease of 3.57% from the December 1, 2005 Net Asset Value per Interest of $100.00. The CISDM CPO Asset Weighted Index (formerly known as the Zurich Fund/Pool Qualified Universe Index) returned 8.30% for the year ended December 31, 2006 and (0.57)% for the one-month ended December 31, 2005. The CISDM CPO Asset Weighted Index is the dollar weighted, total return of all commodity pools tracked by Managed Account Reports, LLC. Past performance is not necessarily indicative of future results.

The Registrant’s trading gains (losses) before commissions and related fees for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005 were $18,427 and ($14,731), respectively. A detailed discussion of the trading results for the year ended December 31, 2006 is presented below.

General Economy

The U.S. Federal Reserve (“Fed”) ceased raising rates in the fourth quarter. The perception remains that although the economy is slowing, there is no danger of a recession and that a soft landing is the most likely scenario. Range trading may be the dominant pattern for the next few months as prices react to the economic data. The yield on the benchmark U.S. 10-Year note finished November at an 11-month low. A weaker U.S. dollar failed to dampen enthusiasm for U.S. Treasuries. The latest data available shows capital flows to the U.S. rose in October.

On the employment front, job growth accelerated in December as non-farm payrolls rose while the unemployment rate held steady at 4.5%. This is down from 4.9% at the start of 2006. Of some concern was a 0.5% jump in average hourly earnings, taking them up 4.2% over the past 12 months. Overall, the employment picture persists as healthy but the construction, manufacturing and retail sectors all lost jobs in December.

Regarding U.S. inflation, the November Consumer Price Index (“CPI”) was unchanged and the Core CPI, which factors out the more volatile food and energy prices, was also flat. This is the lowest reading for the core rate since November 2005. There were clearly no inflation worries in this data. The Producer Price Index (“PPI”) was not as controlled, climbing 2.0%, the most since 1974. The surge was caused by a jump in energy, car and truck prices.

Housing has been a major economic concern in 2006. November Housing Starts rose following a big drop in October. November Housing Permits, however, fell slightly. Over the past 11 months, Housing Starts were 12.5% below 2005 levels while Housing Permits were off 14.1%. Homebuilders’ confidence, as indicated by the NAHB/Wells Fargo Index fell in December.

The overall consumer confidence picture remained mixed with the high end and electronics sectors doing well. November Retail Sales rose 1.0%. The unusually warm weather hurt clothing sales in department stores. Third quarter Gross Domestic Product, a measure of economic growth, was revised downwards to the lowest level since the fourth quarter of 2005. Home building remains the main drag on growth.

While the Fed was on hold with respect to interest rate policy, the European Central Bank (“ECB”), the Bank of England (“BOE”) and the Peoples Bank of China (“PBC”) all raised interest rates. British housing prices and CPI growth continue to be high. Germany continues to exhibit growth, and leads the increasingly strong Eurozone. The Bank of Japan (“BOJ”) remained cautious, with no additional rate hikes following the July increase to 0.25%. The economy appears mixed, with consumer spending still less than the economy requires. The Bank of Canada, Reserve Bank of Australia and New Zealand central bank all remained on hold in December.

Currencies

The euro strengthened versus the U.S. dollar in 2006, reversing the pattern from 2005. The euro also strengthened against the Japanese yen, achieving record levels in December. Germany, the engine of Eurozone growth, has been the strongest European economy this year. Interest rate differential factors supported the euro through much of the fourth quarter of 2006. Of great significance, central banks around the globe have initiated a policy of diversification out of the U.S. dollar and into the euro, the British pound, and to a lesser extent, the Japanese yen.

The British pound ended the year slightly off its high, after rising approximately 14% versus the U.S. dollar. British housing prices have been surging and the CPI came in above the BOE’s target.

The Japanese yen fell against the U.S. dollar, euro and British pound during the fourth quarter of 2006. Japan exited its deflationary era in 2006, although the fourth quarter saw less than robust growth on the consumer side. Other Asian currencies were better performers, with the Korean won having a particularly solid December and fourth quarter.

The Peoples Bank of China continues to tighten the reins on the economy. Most recently, the PBC increased the reserve requirement ratio for banks and raised the base interest rate 50 points to 6.72%. The yuan has shown an accumulative appreciation of about 3.7% since the July 2005 revaluation.

Energies

Crude oil was strong during the first half of the year and weakened during the second half, with the exception of a brief respite during November. Crude ended December around $60 per barrel, which contrasts to its mid-July peak of nearly $78 per barrel. Record warm weather in key consuming regions in the U.S. put pressure on the market during the fourth quarter, as did a generally benign geopolitical scene and poor member compliance with OPEC’s announced production cuts.

The unusually warm weather kept heating oil under pressure during December. Heating oil will be dependent on a general recovery in commodity prices and a sudden weather shift in coming weeks. Department of Energy gasoline inventories are 0.5% below last season. The driving season was extended by the warm weather conditions.

Natural gas fell during the fourth quarter with the weather weighing heavily on investor sentiment. Inventories are still burdensome and demand is slowing rather than rising during the normally strong seasonal demand time frame. What remains to be seen is whether the markets have discounted the majority of these bearish fundamentals.

Grains

While December’s performance was mixed, corn trended upwards for the fourth quarter as a whole. The last week of the month, quarter, and year saw the posting of a multi-year high, with the final price for 2006 settling at the highest weekly close on the charts since the drought-driven summer rally in July of 1996. The main drivers behind the re-awakening of corn prices were threefold: 1) an increase in overseas demand due to improving global economic conditions; 2) the expansion of the production of ethanol; and 3) the ongoing increase in hedge fund and money managers’ investing in alternative non-correlated asset classes. For the quarter as a whole, despite a large trading range, the wheat market put in somewhat disappointing, albeit upward trending performance. The uncertainty caused by ongoing drought conditions in Australia, the relatively high price for wheat and tight global stocks had an effect on supply and demand. The trend for soybean prices was higher for the fourth quarter of 2006. Export demand for soybeans, soybean oil and soybean meal all appear to be increasing. As corn production is increasingly diverted to the production of ethanol, substitute feedstuffs, with soybeans as the closest surrogate, may also feel the upward pull of prices. As the global supply of foreign cotton sold out late in the year, prices began to move higher from mid-November through the end of the year. The lethargy that characterized most of 2006 was a product of a massive carryover of last year’s crop, along with last summer’s unfortunate elimination of a marketing program which left U.S. cotton uncompetitively priced.

Indices

U.S. equities recorded their best gains in three years during the fourth quarter of 2006. The weakness in real estate that may have caused a shift into equities, large levels of global liquidity, a drop in oil prices, a quiet geopolitical atmosphere, solid earnings and a brisk mergers and acquisitions calendar all added to the positive performance. A shift out of commodities also aided the tone of global equities. Blue chips, financials, oil and big caps did well, and at the end of the quarter technology names took a leading role.

It was also a very good December, fourth quarter and year for the European equity markets. Markets in Germany, the U.K. and France all ended higher for the fourth quarter. Heavy merger and acquisition activity was a major feature in Europe, along with a solid run of earnings and significant fund inflows. The strong U.S. market was also a psychological plus. The prospect of further rate hikes from the ECB, and to a lesser extent the BOE, failed to diminish enthusiasm.

Asian/Pacific Rim equities also recorded solid 2006 gains, despite volatile trading. Record highs were achieved in Singapore, Australia and New Zealand during the final session of the year as well as for China’s Shanghai Composite. A growing Japanese economy served to buoy enthusiasm and a modest 0.25% base interest rate was supportive. Thailand’s SET Index had a very volatile month after the central bank attempted to impose controls on capital for foreign investors in the stock market, but that was quickly reversed when the SET tumbled 15%, and prices subsequently recovered. However, Thailand has seen continuing political unrest.

Interest Rates

As expected, the Fed remained on hold at its December 12 meeting. The minutes of the most recent Federal Open Market Committee (“FOMC”) meeting were virtually the same as the November meeting, indicating that the FOMC unanimously agreed that inflation persists as the primary concern to the economy. However, at the same time they stated the economy might have been a bit softer than previously thought.

In the international arena, the ECB increased rates 25 basis points in December and the BOE raised rates 25 basis points in November. The BOJ made just one move to 0.25% in 2006. Japanese consumer data has been a bit sluggish; something the BOJ will keep in focus. The Peoples Bank of China is currently engaged in a tightening process, and is actively draining liquidity by increasing reserve requirements.

Metals

A weak U.S. dollar helped support gold for most of the quarter but during late December the dollar showed signs of a consolidation rally and gold fell. Plunging energy prices had a negative impact on gold prices as well. Silver traded at its best levels in more than six months during the quarter, but ended the year off its highs. For the year, silver significantly outperformed gold. Speculative participation was heavy throughout the quarter, setting the stage for high volatility. A steady increase in inventories weighed on copper prices in the fourth quarter. A lessening of labor concerns, particularly in Chile and Canada, and the fact that China’s buying pace slowed in 2006 added to the negative tone. Zinc supplies remained tight and strong demand continued. Aluminum prices held up well in the fourth quarter in the face of a general commodity weakness. Nickel was one of the strongest performers in the metals group due to tight supply and a strong pattern of stainless steel demand.

Softs

Forecasts for a significant global supply surplus of sugar weighed on sentiment, causing prices to decline 29% on the year. This made sugar the weakest agricultural commodity in the Dow Jones/AIG Index. Coffee prices remained relatively flat for 2006 and overall global coffee demand was solid. Scaled back cocoa crop prospects for the Ivory Coast, the world’s largest producer, added to the commodity’s recent bullish tone. The political situation in the Ivory Coast continues fairly quiet but civil unrest remains a potential factor. The cattle market traded sideways for most of the fourth quarter until severe weather conditions reduced cattle supply and caused prices to rise in the second half of December. Hog supply was ample during the quarter as the US entered a seasonally slow demand period. On the bright side, the most recent USDA estimate is that US pork exports will rise in 2007 to follow the 2006 increase.

Currencies: (-) The sector was down for the year. Long and short positions in the Canadian dollar, the Japanese yen and the Swiss franc contributed to the loss.

Energy: (+) The sector was up for the year, with short positions in natural gas contributing to the gain.

Grains: (-) The sector was down in 2006. Long and short positions in soybeans and corn contributed to the loss.

Indices: (+) The sector was up for the year, with a majority of gains from long positions on the DAX, the Hang Seng and the Taiwan Index, and long and short positions in the NASDAQ indices.

Interest Rates: (+) The sector was up for the year, with a majority of gains coming from long and short positions in the German Bund and the U.S. 10 year Treasury Note.

Metals: (+) The sector was up for the year, with long positions in gold contributing to the gain.

The Registrant completed its first full year of operations for the period ending December 31, 2006; therefore a period-to-period comparison of prior year’s operations is not available.

Interest Income is earned on the average daily equity maintained in its accounts with its broker at prevailing rates and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $19,861 for the year ended December 31, 2006 and $1,781 for the period December 1, 2005 (commencement of operations) to December 31, 2005. During the period December 1, 2005 (commencement of operations) to December 31, 2005, interest income includes interest earned on subscription monies held in escrow prior to December 1, 2005.

Commissions and other transaction fees, which consist of NFA, exchange and clearing fees as well as floor brokerage costs and give-up charges, are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions were $3,542 for the year ended December 31, 2006 and $580 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

All trading decisions for the Registrant are made by the Trading Advisor through the Trading Vehicle. Trading Advisor fees are calculated on the Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance, contributions and redemptions. Management fees were $8,681 for the year ended December 31, 2006 and $850 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

The Registrant pays the Managing Owner a management fee calculated on the Registrant’s Net Asset Value at the beginning of each month, and therefore, such fee is affected by monthly trading performance, contributions and redemptions. Management fees to the Managing Owner were $2,152 for the year ended December 31, 2006 and $219 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

The Registrant pays a service fee with respect to Class I Units, monthly in arrears, equal to 1/12 of 2% (2% per annum) of the Net Asset Value per unit of the outstanding Class I Units as of the beginning of the month. The service fee is paid directly by the Registrant to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent is responsible for paying all commissions owing to the correspondent selling agents, who are entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased. Commencing with the 13th month after the purchase of a Class I Unit, the correspondent selling agent receives an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per Class I Unit as of the beginning of each month of the Class I Units sold by them. All unitholders will also pay Kenmar Securities Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding Units as of the beginning of each month. Services fees and sales commissions were $8,607 and $4,303, respectively, for the year ended December 31, 2006 and $875 and $437, respectively, for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Advisory Agreement between the Trading Vehicle and the Trading Advisor. Incentive fees were $5,617 for the year ended December 31, 2006 and $0 for the period December 1, 2005 (commencement of operations) to December 31, 2005.

Operating expenses were $6,379 for the year ended December 31, 2006 and $2,625 for the period December 1, 2005 (commencement of operations) to December 31, 2005. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to Limited Owners.

Offering costs were $2,199 for the year ended December 31, 2006 and $219 for the period December 1, 2005 (commencement of operations) to December 31, 2005. Offering costs are advanced by the Managing Owner and subject to reimbursement by the Trust, subject to certain limitations. For a further discussion of these payments, see Note 2.E. of the Registrant’s 2006 Annual Report.

Inflation

Inflation has had no material impact on operations or on the financial condition of the Registrant for the year ended December 31, 2006 or for the period December 1, 2005 (commencement of operations) through December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to the Registrant’s 2006 Annual Report which is filed as an exhibit hereto.

Selected audited quarterly financial data for the year ended December 31, 2006 and for the period December 1, 2005 (commencement of operations) to December 31, 2005 are summarized below:

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006	For the period from December 1, 2005 to December 31, 2005
Total revenues (including interest)	$(41,997)	$78,390	$(21,053)	$22,948	$(12,950)
Total revenues (including interest) less commissions	(43,059)	77,565	(22,137)	22,377	(13,530)
Net income (loss)	(51,181)	63,384	(30,263)	17,067	(18,536)
Net income (loss) per weighted average Interest
Class I	(9.75)	11.09	(7.47)	7.64	(3.53)

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that the Registrant’s disclosure controls and procedures are effective.

In designing and evaluating the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officer s and Corporate Governance

The Registrant had no directors or executive officers. The Registrant is managed by the Managing Owner.

The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953), Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1,1985 and August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer was employed by Pasternak, Baum and Co., Inc. (“Pasternak, Baum”), an international cash commodity firm, from June 1976 until September 1983. Mr. Shewer created and managed Pasternak, Baum’s Grain Logistics and Administration Department and created its Domestic Corn and Soybean Trading Department. Mr. Shewer’s responsibilities at Pasternak, Baum included merchandising South American grain and exporting United States corn and soybeans. In 1982, Mr. Shewer became co-manager of Pasternak, Baum’s F.O.B. Corn Department. In 1983, Mr. Shewer was made Vice President and Director of Pasternak, Baum. Mr. Shewer has traveled extensively in South America and Europe in connection with the commodity business and has organized and effected grain and oilseed sales in those regions, the former Soviet Union, and the Far East. While at Pasternak, Baum, Mr. Shewer was a member of the St. Louis Merchants Exchange and was associated with the National Grain and Feed Association and the North American Export Grain Association.

Mr. Shewer graduated from Syracuse University with a B.S. degree in 1975. Mr. Shewer sits on the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also a member of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization affiliated with the University of Miami School of Medicine. Mr. Shewer is a founding member and a member of the Board of the Greenwich Roundtable.

Mr. Marc S. Goodman (born 1948), Co-Chief Executive Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 and August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman joined Pasternak, Baum in September 1974 and was a Vice President and Director from July 1981 until September 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selecting trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses and potatoes.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine.

Mr. Goodman is a founding member and member of the Board of the Greenwich Roundtable.

Messrs. Shewer and Goodman left Pasternak, Baum in September 1983 to form Kenmar Advisory Corp. (now known as Preferred Investment Solutions Corp., the Managing Owner) and they have occupied their present positions with the Managing Owner since that time.

Ms. Esther Eckerling Goodman (born 1952), Senior Executive Vice President and Chief Operating Officer of the Managing Owner, has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been involved in the futures industry since 1974. From 1974 through 1976, she was employed by Conti-Commodity Services, Inc. and ACLI Commodity Services, Inc., in the areas of hedging, speculative trading and tax arbitrage. In 1976, Ms. Goodman joined Loeb Rhoades & Company, Inc. where she was responsible for developing and managing a managed futures program that, in 1979, became the trading system for Westchester Commodity Management, an independent commodity-trading advisor of which Ms. Goodman was a founder and principal. From 1983 through mid-1986, Ms. Goodman was employed as a marketing executive at Commodities Corp. (USA) of Princeton, New Jersey. Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Ms. Goodman is married to Mr. Marc Goodman.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been an Executive Vice President of the Managing Owner since joining the Managing Owner in May 2001. Mr. Glasgow is responsible for business development. Previously, he served as Executive Vice President, Director of Client Services and a Principal at Chesapeake Capital Corp., a commodities trading firm, and as Senior Managing Director at Signet Investment Banking Co. Mr. Glasgow began his career at PricewaterhouseCoopers, where he specialized in mergers and acquisitions and private equity, including extensive work in Europe and the Far East. Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. From 1994 to 1995, he was President of the Jay Group Ltd. Mr. Glasgow received a B.S. degree in accounting from the University of North Carolina in 1975.

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Owner since August 11, 2003. She has been a Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. She is responsible for corporate finance. From July 2001 until July 2003, Ms. Howley was an Associate at Andor Capital Management, LLC, an equity hedge fund company. At Andor, she was responsible for managing the corporate accounting functions. Previously, she was the Controller at John W. Henry & Company, Inc., a commodity-trading advisor (“JWH”), where she held positions of increasing responsibility from September 1996 to July 2001. She began her career at Deloitte & Touche where she specialized in the financial services industry. She held many positions of increasing responsibility for seven years, and left as an Audit Senior Manager in September 1996 to join JWH. Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

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

Mr. David K. Spohr (born 1963), Senior Vice President and Director of Fund Administration of the Managing Owner, joined the Managing Owner in 2005. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial/Accounting Officer of Registrant. From 2002 to 2005, Mr. Spohr was a Vice President at Safra Group, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. From 2000 to 2002, he was a consultant to The Safra Group. From 1994-1999, he was Manager of Investment Services for the Bank of Bermuda, supporting private client transactions. From 1993 to 1994, he was the Manager of Global Operations for Highbridge Capital Corporation during the fund’s infancy. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. Ms. Rosenthal is Senior Vice President and Director of Portfolio Management and Implementation for the Managing Owner. Prior to joining the Managing Owner in October 1999, Ms. Rosenthal spent nine years at The Chase Manhattan Bank, in various positions of increasing responsibility. From July 1991 through April 1994, she managed the Trade Execution Desk and from May 1994 through September 1999, she was a Vice President and Senior Portfolio Manager of Chase Alternative Asset Management, Inc. Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960), Senior Vice President and Director of Due Diligence since joining the Managing Owner in September 2004. He is responsible for manager selection and due diligence. Mr. Fell is a member of the Investment Committee. From 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management. Prior to co-founding Starview Capital Management, Mr. Fell was Vice President of Research and Product Development at Merrill Lynch Investment Partners Inc (MLIP). He was responsible for the investment evaluation and recommendation process pertaining to MLIP funds and sat on MLIP’s Investment Committee. Prior to joining MLIP, Mr. Fell had been with Deutsche Bank Financial Products Corporation for six years starting in 1989, where he was Vice President in the over-the-counter fixed income derivatives area. From 1985 to 1989, he was employed by Manufacturers Hanover Trust Company, ultimately holding the position of Assistant Vice President in the Swaps and Futures Group. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

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

Ms. Jennifer S. Moros (born 1970) has been a Senior Vice President, Marketing and Investor Relations of the Managing Owner since joining the Managing Owner in January 2007. From October 2006 until December 2006, she worked at The Bank of New York. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, a small start-up hedge fund, from November 2004 until September 2005. Previously, she was Vice President and Product Manager at Credit Suisse in their Alternative Capital Division from February 2000 until November 2004, responsible for marketing, new product development and reporting for their fund of hedge funds business. From June 1998 to January 2000, she was a Senior Associate in the Marketing and Business Development areas at Zweig-DiMenna, a large long/short equity hedge fund. Prior to this, she was employed at Symphony Alternative Investments, an alternatives pension consulting firm, from July 1997 to June 1998, where she was responsible for quantitative and qualitative assessments and recommendations of alternative investments including hedge funds, private equity and venture capital for large institutional clients. From November 1993 until July 1995, Ms. Moros was a Financial Analyst at Bankers Trust and a Business Applications Analyst at National Westminster Bancorp from August 1992 until November 1993. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Certain of the Managing Owner’s directors and officers and any persons holding more than ten percent of the Registrant’s Limited Interests (“Ten Percent Owners”) are required to report their initial ownership of Interests and any subsequent changes in that ownership to the Securities and Exchange Commission (the “SEC”) on Forms 3, 4 or 5. Such directors and officers and Ten Percent Owners are required by SEC regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. A list of Ten Percent Owners of the Registrant’s Limited Interests is set forth below. Such Ten Percent Owners did not make any filings on Form 3, 4 or 5. Other than as set forth above, all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year. In making these disclosures, the Registrant has relied solely on written representations of the Managing Owner’s directors and officers and the Registrant’s Ten Percent Owners or copies of the reports that they have filed with the SEC during and with respect to its most recent fiscal year.

Audit Committee Financial Expert

The Registrant itself does not have any employees. Preferred serves as Managing Owner of the Registrant. The Board of Directors of Preferred has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Code of Ethics

Preferred has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Item 11.	Executive Compensation

The Registrant does not pay or accrue any fees, salaries or any other form of compensation to officers of the Managing Owner for their services. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the Managing Owner.)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 1, 2007, Preferred maintains a 1% General Interest in the Registrant. As of February 1, 2007, all of Preferred’s stock is owned indirectly and equally by Messrs. Goodman and Shewer, Preferred’s sole directors.

As of February 1, 2007, the following officers of the Managing Owner are deemed to own beneficially the following number of General Interests issued by the Registrant:

Title of Class	Name and Addresses of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Interests	Marc S. Goodman
	President & Co-Chief Executive
	900 King Street, Suite 100
	Rye Brook, New York 10573	285.221 General Interests (*)	100%

General Interests	Kenneth A. Shewer
	Chairman & Co-Chief Executive
	900 King Street, Suite 100
	Rye Brook, New York 10573	285.221 General Interests (*)	100%

General Interests	Esther E. Goodman
	Senior Executive Vice President & Chief Operating Officer
	900 King Street, Suite 100
	Rye Brook, New York 10573	285.221 General Interests (**)	100%

(*)	These Interests are held indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of his pecuniary interest therein.
(**)	These Interests are held by the Beneficial Owner’s spouse indirectly through Preferred. The Beneficial Owner disclaims beneficial ownership over such securities for purposes of Section 16 of the Securities Exchange Act of 1934, except to the extent of her pecuniary interest therein.

As of February 1, 2007, the following persons owned beneficially more than five percent (5%) of the outstanding Limited Units issued by the Registrant:

Fund	Investor	% Ownership
WMT III I1	Preferred Investment Solutions Corp.	7.80%
WMT III I1	Grey Dolphin Ltd	8.46%
WMT III I1	Formula Ltd	9.95%
WMT III I1	Daniel L. Hardin Trust	14.10%
WMT III I1	Patrick Thebaud	14.82%
WMT III I1	J A Terteling & Sons Co.	27.50%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

Reference is made to Notes 1, 2, 3, 4 and 6 to the financial statements in the Registrant’s 2006 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

Director Independence

David K. Spohr is Preferred’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of Preferred’s Board of Directors and he is not independent of management.

Item 14.	Principal Accounting Fees and Services

The independent registered public accounting firm for the years ended December 31, 2006 and 2005 was Deloitte & Touche LLP (“D&T”).

(a)	Audit Fees.

The aggregate fees billed to Registrant by Deloitte & Touche LLP (“D&T”) for professional services rendered for the audit of Registrant’s annual financial statements, review of Registrant’s interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters totaled approximately $26,000 for the year ended December 31, 2006 and $11,500 for the year ended December 31, 2005.

(b)	Audit-Related Fees.

The fees billed to Registrant by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of Registrant’s financial statements and are not reported under “Audit Fees” totaled $0 for the year ended December 31, 2006 and approximately $0 for the year ended December 31, 2005.

(c)	Tax Fees.

The aggregate fees billed to Registrant by Arthur F. Bell, Jr. & Associates, L.L.C. for services for tax compliance, tax advice and tax planning totaled $7,000 for the year ended December 31, 2006 and $7,000 for the year ended December 31, 2005. These services include assistance regarding federal and state tax compliance and tax audit issues.

(d)	All Other Fees.

The other fees billed to Registrant by D&T for the last fiscal year for products and services other than the services reported above totaled $0 for the year ended December 31, 2006 and approximately $0 for the year ended December 31, 2005.

PART IV

		Page in Annual Report
Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements and Report of Independent Registered Public Accounting Firm – incorporated by reference to the Registrant’s 2006 Annual Report which is filed as an exhibit hereto

	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	1

	Financial Statements:

	Statements of Financial Condition – December 31, 2006 and 2005	2

	Statements of Operations – For the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005	3

	Statements of Changes in Unitholders’ Capital – For the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005	4

	Notes to Financial Statements	5 –12

	The Financial Statements of WMT III Series I/J Trading Vehicle LLC as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period December 1, 2005 (commencement of operations) to December 31, 2005	13 -23

2.	Financial Statement Schedules

	All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

3.	Exhibits

(a)	Description:

3.1	Second Amended and Restated Declaration of Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust’s Post-Effective Amendment No. 2 on Form S-1 Registration Statement, File No. 333-119612, filed with the Commission on January 27, 2006)

4.2	Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April 25, 2006)

4.3	Subscription instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust’s Post-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on April, 25, 2006)

4.4	Form of Privacy Notices for the Managing Owner

10.1	Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.2	Form of Advisory Agreement among WMT III Series I/J Trading Vehicle LLC, the Managing Owner and Eagle Trading Systems Inc. (incorporation by reference to Exhibit 10.4 to the Trust’s Pre-Effective Amendment No. 2 on Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

10.3	Form of Customer Agreement between the World Monitor Trust III and UBS Securities LLC (incorporated by reference to Exhibit 10.5 to the Trust’s Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-83017, filed with the Commission on March 14, 2005)

10.4	WMT III Series I/J Trading Vehicle LLC Organization Agreement dated March 10, 2005 (filed herewith)

14.1	Preferred Investment Solutions Corp. Code Of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of October 10, 2006

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

WORLD MONITOR TRUST III – SERIES I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr
Senior Vice President and Director of Fund Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

WORLD MONITOR TRUST III – SERIES I

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: March 30, 2007
Kenneth A. Shewer
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: March 30, 2007
David K. Spohr
Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)

OTHER INFORMATION

The actual round-turn equivalent of brokerage commissions paid per contract for the year ended December 31, 2006 was $3.97.

The Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission is available to Limited Owners without charge upon written request to:

World Monitor Trust III – Series I

c/o Preferred Investment Solutions Corp

900 King Street, Suite 100

Rye Brook, NY 10573